Form 10QSB
period 1996-03-31
FOTOBALL USA INC
filed 1996-05-14
CIK 922251

SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D. C.  20549

                             FORM  10-QSB


  (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996


  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to

                    Commission file number 0-24608

                           FOTOBALL USA, INC.
           (Exact name of registrant as specified in its charter)

             Delaware                       33 - 0614889
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)


         3738 Ruffin Road, San Diego, California        92123
   (Address of principal executive offices)           (Zip Code)

                     (619) 467-9900
         Registrant's telephone number, including area code


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )

     As of May 1, 1996, the Company had 2,661,742 shares of its common stock, $.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format  Yes ( )  No (X)

                        FOTOBALL USA, INC.

                              INDEX



PART I.    FINANCIAL INFORMATION                              Page No.

 Item 1.  Financial Statements

          Condensed Balance Sheets as of December 31, 1995
            and March 31, 1996                                   3-4

          Condensed Statements of Operations for the three
            months ended March 31, 1995 and 1996                 5

          Condensed Statements of Cash Flows for the three
            months ended March 31, 1995 and 1996                 6

          Notes to Condensed Financial Statements               7-10

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                11-15

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                        16

SIGNATURES                                                        17

                    PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS

                            FOTOBALL USA, INC.
                         CONDENSED BALANCE SHEETS

                                                 December 31,       March 31,
                                                     1995             1996
                                               ________________  _______________
                                           (derived from audited   (unaudited)
                                            financial statements)

                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                            $2,162,268       $2,885,279
  Restricted cash                                  1,000,000        1,000,000
  Accounts receivable--net                           588,280          540,867
  Inventories (Note 3)                             1,288,085        1,723,942
  Production-in-process                              628,631          659,397
  Prepaid expenses and other                         125,535          251,906
  Deferred income taxes                              525,000          508,300
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                           6,317,799        7,569,691
                                                  -----------      -----------
PROPERTY AND EQUIPMENT - net                         860,071          846,989
                                                  -----------      -----------
OTHER ASSETS
Deferred income taxes                                601,000          601,000
  Deposits and other                                  13,023           13,023
  Deferred consulting fee, less accumulated
   amortization of $42,500 and $50,000 at December
   31, 1995 and March 31, 1996, respectively          17,500           10,000
                                                  -----------      -----------
    TOTAL OTHER ASSETS                               631,523          624,023
                                                  -----------      -----------
                                                  $7,809,393       $9,040,703
                                                  ===========      ===========



                                 (continued)

                                    FOTOBALL USA, INC.
                                 CONDENSED BALANCE SHEETS
                                       (continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31,       March 31,
                                                     1995             1996
                                               _______________   ______________
                                           (derived from audited   (unaudited)
                                            financial statements)

CURRENT LIABILITIES
  Current portion of long-term debt               $   58,011       $   36,680
  Current portion of capital leases                   50,889           48,768
  Customer deposits                                   13,640        1,358,029
  Accounts payable and accrued expenses              781,872          672,996
                                                  -----------      -----------
    TOTAL CURRENT LIABILITIES                        904,412        2,116,473
                                                  -----------      -----------
CAPITAL LEASES, net of current portion               147,443          135,377
                                                  -----------      -----------
    TOTAL LIABILITIES                              1,051,855        2,251,850
                                                  -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized-
   1,000,000 shares; issued and outstanding-none
  Common stock, $.01 par value; authorized-
   15,000,000 shares; issued and outstanding-
   2,661,742 shares                                   26,617           26,617
  Additional paid-in capital                       8,562,194        8,562,194
  Accumulated deficit                             (1,805,773)      (1,780,833)
  Less unamortized compensation expense              (25,500)         (19,125)
                                                  -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                     6,757,538        6,788,853
                                                  -----------      -----------
                                                  $7,809,393       $9,040,703
                                                  ===========      ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                             FOTOBALL  USA,  INC.
                     CONDENSED STATEMENTS  OF  OPERATIONS
                                 (unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                 ____________________________

                                                      1995           1996
                                                 ___________      ___________

SALES                                            $  957,293       $2,401,656
COST OF SALES                                       567,875        1,404,863
                                                -----------      -----------
     GROSS PROFIT                                   389,418          996,793
                                                -----------      -----------
OPERATING EXPENSES

     Royalties                                       94,573          171,086
     Marketing                                      204,141          305,753
     General and administrative                     344,855          458,135
     Depreciation and amortization                   44,023           54,670
                                                 -----------      -----------
        TOTAL OPERATING EXPENSES                    687,592          989,644
                                                 -----------      -----------
OPERATING INCOME (LOSS)                            (298,174)           7,149
                                                 -----------      -----------
OTHER (INCOME) EXPENSE
     Interest expense                                 8,096            8,597
     Interest income                               ( 69,118)        ( 43,087)
                                                 -----------      -----------
        TOTAL OTHER (INCOME) EXPENSE               ( 61,022)        ( 34,490)
                                                 -----------      -----------
        INCOME (LOSS) BEFORE INCOME TAX            (237,152)          41,639
        INCOME TAX EXPENSE (BENEFIT)               ( 94,400)          16,700
                                                 -----------      -----------
NET INCOME (LOSS)                                $ (142,752)      $   24,939
                                                 ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           2,661,742        2,691,676
                                                 ===========      ===========
NET INCOME (LOSS) PER COMMON SHARE               $     (.05)      $      .01
                                                 ===========      ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    FOTOBALL USA, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                     ______________________
                                                         1995        1996
                                                     ___________  __________
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                 $(142,752)  $   24,939
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                     44,023       54,670
        Amortization of stock compensation expense         6,375        6,375
     Changes in operating assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                             (189,774)      47,413
        Inventories                                      120,854     (435,857)
        Production-in-process                               -        ( 30,766)
        Prepaid expenses and other                      ( 31,550)    (113,294)
        Deferred income taxes                           ( 95,200)      16,700
     Increase (decrease) in:
        Accounts payable and accrued expenses            201,682     (122,516)
        Customer deposits                                   -       1,358,029
        Consulting fee payable                           (  7,500)       -
                                                       -----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      ( 93,842)    805,693
                                                       -----------  ----------
    CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                (2,257,187)       -
     Proceeds from sale and maturities
      of short-term investments                         1,800,000        -
     Purchase of property and equipment                  (128,267)   ( 47,165)
                                                       -----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                    (585,454)   ( 47,165)
                                                       -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of related party loans         ( 88,101)   ( 21,331)
     Repayment of capital lease obligations              (  7,068)   ( 14,186)
                                                       -----------  ----------
NET CASH USED IN FINANCING ACTIVITIES                    ( 95,169)   ( 35,517)
                                                       ----------- -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (774,465)    723,011
CASH AND EQUIVALENTS, Beginning of period               1,352,838   2,162,268
                                                       ----------- -----------
CASH AND EQUIVALENTS, End of period                    $  578,373  $2,885,279
                                                       =========== ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                         FOTOBALL USA, INC.
       NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
            THREE MONTHS ENDED MARCH 31, 1995 AND 1996


1.      CONDENSED FINANCIAL STATEMENTS

     The condensed balance sheet as of March 31, 1996, the condensed statements of operations for the three months ended March 31, 1995 and 1996, and the condensed statements of cash flows for the three months ended March 31, 1995 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

2.     DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Dependence Upon Licensing Arrangements. The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, the NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through February 15, 1997. The Company is in the process of extending the term of the NFL Team Logo license through March 31, 1998. The following table summarizes, in descending order of 1995 revenue contribution, the Company's significant license agreements and their terms:

  Licensor       Product      Term                      Expiration Date
  ________       ________     ________                  __________________

  MLBP           Baseball     2 years                   December 31, 1996
  MLBPA          Baseball     1 year (2 year option)    December 31, 1996
  NFL Team Logo  Football     2 years                   March 31, 1996

                            FOTOBALL USA, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                 THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                              (continued)


     Historically, the Company's licenses have been renewed by its licensors. Although the Company believes it will be able to renew its licenses upon their expiration, there can be no assurance that such renewal will be on terms acceptable to the Company. The non-renewal or termination of one or more of the Company's licenses, particularly with Professional Baseball, the NFL and, to a lesser extent, Colleges, could have a material adverse effect on the Company's business.

      Seasonality; Concentration of Business; Major League Baseball Strike. During the year ended December 31, 1995, 75% of the Company's sales was derived from baseball-related products and 72% of the Company's sales was recorded during the third (46%) and fourth (26%) quarters. During the year ended December 31, 1994, 85% of the Company's sales was derived from baseball-related products and 86% of the Company's sales was recorded during the first (19%) and second (67%) quarters. Sales during the third and fourth quarters of 1994 were adversely impacted due to the Major League Baseball ("MLB") strike, as discussed below.

     On August 12, 1994, the Major League Baseball Players Association (the "MLBPA") went on strike citing differences with team owners regarding compensation. On April 2, 1995, the MLBPA ended their strike and agreed to return to MLB teams without having signed a collective bargaining agreement ("CBA") with team owners. The beginning of the 1995 MLB season was delayed from April 2, 1995 until April 25, 1995. As a result of the strike and the uncertainty as to the continuation in full of the 1995 MLB season, the Company's baseball-related business was materially adversely impacted during the last half of 1994 and the first half of 1995. However, the Company experienced an upsurge in its baseball and football-related business during the last half of 1995. The Company believes that the current lack of a CBA will not have a material negative impact upon the results of operations for 1996, given an order backlog of $10,079,000 including $2,879,000 in baseball-related promotional orders and sales of at least $7,200,000 from the Chevron toy car promotion as more fully explained herewith. However, the Company believes that the current lack of a CBA may be adversely affecting the Company's baseball business. The Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions.

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                 (continued)


     Dependence on Promotions Business. The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products to 189 customers, of which one customer accounted for aggregate sales of $2,015,000 or 26% of sales. During the quarter ended March 31, 1996, 55% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $1,050,000 or 44% of total sales. This represented $664,000 of baseball-related sales and $386,000 of hockey puck-related sales.

3.     INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method.

     Inventories consist of the following:

                                 December 31, 1995          March 31, 1996
                                __________________         ________________

     Raw materials              $       997,648            $     1,227,226
     Finished goods                     290,437                    496,716
                                ------------------         ----------------
     Total inventories          $     1,288,085            $     1,723,942
                                ==================         ================

4.     BACKLOG

     Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders in which an agreement has been signed defining the terms and quantity of the promotion, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. In November 1995, the Company entered into an agreement with Chevron to design, manufacture and distribute toy cars based upon Chevron's "claymation" Car Characters national advertising campaign. The contract specified a minimum order aggregating approximately $9,100,000. Subsequently, in April 1996, the Company agreed with Chevron to lower the minimum order quantity, resulting in aggregate sales of $7,200,000. Chevron may, at its option, increase the total quantity ordered beyond the revised unit guarantee prior to completion of manufacturing. Additionally, the Company and Chevron entered into a letter agreement authorizing the Company to proceed with the engineering design and production of a new toy car model to be used in a possible Christmas 1996 promotion.

                                 FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (continued)


Chevron agreed to reimburse the Company for the total model costs if Chevron does not enter into an agreement to purchase toy cars from the Company during the Christmas 1996 promotion. The Company's backlog of orders was $10,079,000 and $391,000 as of April 30, 1996 and 1995, respectively. The current backlog represents two promotions, the $7,200,000 toy car promotion previously noted and a "Teamstar Fotoball" baseball national promotion with Burger King aggregating $2,879,000.

5.     LINE OF CREDIT

     In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited ("Merrill Lynch") at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowings under the line of credit are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch, from $1,000,000 to $3,000,000. The line of credit, which expires on December 19, 1996, supports an irrevocable stand-by letter of credit of $1,000,000 which expired on March 15, 1996 that had been issued to a supplier and was collateralized by cash. Subsequently, on January 2, 1996, an additional stand-by letter of credit of $1,000,000, which expires on May 15, 1996, was issued to the same supplier. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

     In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains covenants requiring the Company to maintain minimum net worth levels, and minimum working capital and debt to equity ratios.

     There were no borrowings under either line of credit as of March 31, 1996.
                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RECENT DEVELOPMENTS

      In November 1995, the Company entered into an agreement with Chevron to design, manufacture and distribute toy cars based upon Chevron's "claymation" Car Characters national advertising campaign. The contract specified a minimum order aggregating approximately $9,100,000. Subsequently, in April 1996, the Company agreed with Chevron to lower the minimum order quantity, resulting in aggregate sales of $7,200,000. Chevron may, at its option, increase the total quantity ordered beyond the revised quantity guarantee prior to completion of manufacturing. Additionally, the Company and Chevron entered into a letter agreement authorizing the Company to proceed with the engineering design and production of a new toy car model to be used in a possible Christmas 1996 promotion. Chevron agreed to reimburse the Company for the total model costs if Chevron does not enter into an agreement to purchase toy cars from the Company during the Christmas 1996 promotion.

     Additionally, in March 1996, the Company entered into an agreement with Burger King to produce baseballs for a national promotion being held in four of Burger King's United States geographic regions. This contract will generate revenues in excess of $3,500,000, of which $664,000 was recognized during the three months ended March 31, 1996 and the remaining $2,879,000 will be recognized during the quarter ending June 30, 1996.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented: (unaudited)

                                                 Three Months Ended
                                                       March 31,
                                         ------------------------------
                                            1995               1996
                                          __________         ___________

Sales                                     $ 957,293   100%   $2,401,656   100%
Cost of Sales                               567,875    59    1,404,863    58
Operating Expenses                          687,592    72      989,644    41
Operating Income (Loss)                    (298,174)  (31)       7,149     1
Interest Expense                              8,096     1        8,597     1
Interest Income                              69,118     7       43,087     2
Income (Loss) Before Income Tax            (237,152)  (25)      41,639     2
Income Tax Expense (benefit)                (94,400)  (10)      16,700     1
Net Income (Loss)                         $(142,752)  (15)%     24,939     1%

THREE MONTHS ENDED MARCH 31, 1995 AND 1996:

     Sales were $2,401,656 for the three months ended March 31, 1996, an increase of 151% from sales of $957,293 for the three months ended March 31, 1995. The increase was due to both promotional and retail divisions realizing substantial increases over the three months ended March 31, 1995. For the three months ended March 31, 1996, promotional sales were $1,310,000, or 55% of sales, as compared to promotional sales of $306,000, or 32% of sales, for the three months ended March 31, 1995. This increase was due principally to a $664,000 baseball-related promotion and a $386,000 hockey puck promotion, both with Burger King. Retail sales were $1,092,000 for the three months ended March 31, 1996, an increase of 68% from sales of $651,000 for the three months ended March 31, 1995. This increase was principally due to two factors: an 110% increase in retail baseball-related sales, due to greater expectations that an MLB season would occur in 1996, as compared to the continuing MLB strike during this time in 1995; and higher sales from the Company's football and basketball product lines as compared to the comparable prior period. For the three months ended March 31, 1996, total baseball, football and basketball-related sales were $1,498,000, $395,000, and $86,236, or 62%, 16%, and 4% of sales, respectively, as compared to $608,000, $269,000, and $0, or 64%, 28% and 0% of sales, respectively, for the three months ended March 31, 1995.

     Gross profit was $996,793 for the three months ended March 31, 1996, an increase of 156% from gross profit of $389,418 for the three months ended March 31, 1995. Gross profit increased on an absolute basis as a result of the increase in sales. Gross margins as a percentage of sales increased to 42% for the three months ended March 31, 1996 from 41% for the three months ended March 31, 1995. The gross margins as a percentage of sales fluctuated an insignificant amount from 1995 to 1996 principally due to the fact that promotional sales, which typically realize lower margins than retail sales, constituted a greater percentage of sales (55%) for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 (32%). Additionally, retail sales realized somewhat lower than normal margins for the three months ended March 31, 1996 reflecting low margin sales to professional minor league teams and a greater percentage of sales of the Company's mini-glove and basketball products which realize somewhat lower margins. The Company believes that the historical trend of promotional sales constituting a greater percentage of the Company's overall sales will continue and, therefore, the Company anticipates that margins for the year ending December 31, 1996 will be lower than those realized during the three months ended March 31, 1996.

     Operating expenses were $989,644, or 41% of sales, for the three months ended March 31, 1996, as compared to operating expenses of $687,592, or 72% of sales, for the three months ended March 31, 1995. The increase in operating expenses on an absolute basis was due to increased royalties and marketing expenses resulting from significantly higher sales. The increase was also due to general and administrative expenses that increased in absolute terms due to higher personnel and facility operating costs incurred to accommodate significantly higher anticipated sales.

     Royalties expense was $171,086 for the three months ended March 31, 1996, an increase of 81% from royalties expense of $94,573 for the three months ended March 31, 1995. Royalties expense as a percentage of sales decreased to 7% of sales for the three months ended March 31, 1996 from 10% of sales for the three months ended March 31, 1995, due in part to the $386,000 hockey puck promotion which had no royalty obligation. The decrease was also due to a higher percentage of total sales consisting of promotional sales for the three months ended March 31, 1996 as compared to the corresponding prior year period. Retail sales typically require a royalty of 15-18% as compared to 10% for promotional sales. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. Most of the Company's significant licenses expire on December 31, 1996 with the exception of the NFL licenses which expired on March 31, 1996. The Company has received a preliminary term sheet extending the NFL Team Logo license through March 31, 1998, and is in the process of finalizing this into a license agreement. Although historically the Company's licenses have been renewed by its licensors, and the Company does not anticipate the non-renewal of any of its significant licenses, there can be no assurance that the Company will continue to be able to renew its licenses, that the renewal will be on acceptable terms and conditions, or that the Company will be able to enter into comparable new licensing agreements.

     Marketing expenses were $305,753 for the three months ended March 31, 1996, an increase of 50% from marketing expenses of $204,141 for the three months ended March 31, 1995. Marketing expenses as a percentage of sales decreased to 13% of sales for the three months ended March 31, 1996 from 21% of sales for the three months ended March 31, 1995, primarily as a result of allocating the non-variable components of marketing expenses, such as wages, exhibiting and travel costs, over significantly higher sales volumes.

     General and administrative expenses were $458,135 for the three months ended March 31, 1996, an increase of 33% from general and administrative expenses of $344,855 for the three months ended March 31, 1995. This increase is a result of several factors, including increased personnel costs and general office expenses incurred in anticipation of higher sales volumes and higher operating costs associated with the Company's production facility.

     Interest expense was $8,597 for the three months ended March 31, 1996, an increase of 6% from interest expense of $8,096 for the three months ended March 31, 1995. The increase reflects the reduction in the amount of the Company's long-term debt offset by an increase in interest charges from capitalized leases. Total capitalized equipment and machinery leases were $184,145 at March 31, 1996, an increase of $85,229 from $98,916 at March 31,
1995.

     Interest income was $43,087 for the three months ended March 31, 1996, a decrease of $26,031, or 38% from interest income of $69,118 for the three months ended March 31, 1995. This decrease is due to two factors: as more fully explained below, the Company's average cash balances available for investment were lower during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Additionally, the interest rate yield realized on its cash and short-term marketable invest-ments during the three months ended March 31, 1996 was significantly lower than the corresponding prior year period, reflecting the decline in interest rates in the market during this period.

     An income tax expense of $16,700 was recorded for the three months ended March 31, 1996 as compared to an income tax benefit of $94,400 for the three months ended March 31, 1995. The Company recognized an income tax expense for the three months ended March 31, 1996 as a result of the income before income taxes of $41,639 and based on the Company's estimates that it will realize sufficient pre-tax income in 1996 and future periods to fully utilize prior loss carryforwards.

     Net income was $24,939 or $.01 per share for the three months ended March 31, 1996, as compared to a net loss of $142,752 or ($.05) per share for the three months ended March 31, 1995.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's net working capital increased by $39,831 from December 31, 1995 to March 31, 1996, to a net working capital surplus of $5,453,218 at March 31, 1996 from a net working capital surplus of $5,413,387 at December 31, 1995. Cash flow provided by operating activities increased by $899,535 from cash used by operating activities of $93,842 for the three months ended March 31, 1995, to cash provided by operating activities of $805,693 for the three months ended March 31, 1996. The increase in cash provided by operating activities was principally due to advances received for the promotional orders reflected in the Company's backlog at March 31, 1996. This increase was offset in part by investments in inventory to meet greater demand for domestically-produced merchandise, as well as the backlog of promotional orders noted above. The Company's expanding product lines, including mini-basketballs and mini-baseball gloves, substantially all of which are imprinted at the San Diego facility, will require the Company, in the future, to maintain these higher inventory levels.

     Cash and equivalents aggregated $2,885,279 at March 31, 1996, an increase of $723,011 from cash and equivalents of $2,162,268 at December 31, 1995.
This increase was principally due to the approximately $1,360,000 in advances received from future promotions offset by investments in inventory, as previously noted.

     Accounts receivable were $540,867 at March 31, 1996, a decrease of $47,413 from accounts receivable of $588,280 at December 31, 1995. This decrease was due to a higher amount of retail sales and a lower amount of promotional sales during the three months ended December 31, 1995 as compared to the three months ended March 31, 1996. Retail sales generally carry payment terms of net 30 days whereas the Company receives significant advance payments on promotional sales, as previously noted.

     At March 31, 1996, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $212,000 in the aggregate through 1998, of which $147,000 is due at various times in 1996. Given the Company's backlog of orders and anticipated increases in retail product sales, management expects these guaranteed royalties to be funded from operating cash flows.

     In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowings under the line of credit are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expires on December 19, 1996, supports an irrevocable stand-by letter of credit of $1,000,000 which expired on March 15, 1996 that had been issued to a supplier and was collateralized by cash. Subsequently, On January 2, 1996, an additional stand-by letter of credit of $1,000,000 which expires on May 15, 1996, was issued to the same supplier. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

     In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the facility bears interest at the bank's prime rate plus
 .75%. The revolving credit contains covenants requiring the Company to maintain a minimum net worth level and minimum working capital and debt to equity ratios.

     There were no borrowing under either line of credit as of March 31, 1996.

     As previously noted, the Company's backlog of orders at March 31, 1996 was $10,079,000. This consists of two promotional projects which are scheduled to be delivered during the second quarter of 1996. The Company has received and will continue to receive significant advance deposit payments against the total contracted revenues of these projects. Management believes that the Company's existing cash position, credit facilities, and the scheduled prepayments noted above, combined with internally generated cash flow, will be adequate to support the Company's liquidity and capital needs, including financing the current backlog, at least through the end of 1996.

     The Company anticipates using the remaining portion of the proceeds of the Offering for marketing and sales activities, to obtain new licenses, including costs associated with placing new products in production, to purchase raw materials, to fund capital improvements, and for working capital and general corporate purposes.

PART II

Item 6.     Exhibits and Reports on Form 8-K

         (a)     Exhibits - None

         (b) Reports on Form 8-K for the three months ended March 31, 1996 - None.

                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         FOTOBALL USA, INC.
                                  _____________________________________
                                             (Registrant)

Dated: May 14, 1996          BY:  /s/ David G. Forster
                                  __________________________________
                                  David G. Forster
                                  Vice President-Finance, Treasurer
                                  and Chief Financial Officer
                                  (Principal Accounting Officer
                                   and Duly Authorized Officer)