Form 10QSB/A
period 1996-03-31
FOTOBALL USA INC
filed 1996-06-26
CIK 922251

SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D. C.  20549

                             FORM  10-QSB/A


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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a) Exhibits:
            Exhibit 27- Financial Data Schedule

        (b) Reports on Form 8-K for the three months ended
            March 31, 1996- None

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

Dated: June 26, 1996          BY:  /s/ David G. Forster
                                  __________________________________
                                  David G. Forster
                                  Vice President-Finance, Treasurer
                                  and Chief Financial Officer
                                  (Principal Accounting Officer
                                   and Duly Authorized Officer)