Form 10QSB
period 1996-06-30
FOTOBALL USA INC
filed 1996-08-14
CIK 922251

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM  10-QSB


__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996


_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________.

                      Commission file number       0 - 24608

                               FOTOBALL USA, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             33 - 0614889
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                3738 Ruffin Road, San Diego, California  92123
                   (Address of principal executive offices)

Issuer's telephone number, including area code                    (619) 467-9900


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

     As of August 1, 1996, the Company had 2,676,742 shares of its common stock issued and outstanding.


Transitional Small Business Disclosure Format  Yes _____  No __X__

                                FOTOBALL USA, INC.

                                      INDEX

                                                                     Sequential
                                                                      Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Balance Sheets as of December 31, 1995
               and June 30, 1996                                        3-4

             Condensed Statements of Operations for the
               three months and six months ended
               June 30, 1995 and 1996                                   5-6

             Condensed Statements of Cash Flows for the
               six months ended June 30, 1995 and 1996                   7

             Notes to Condensed Financial Statements                   8-11

    Item 2.  Management's Discussion and Analysis or
             Plan of Operation                                        12-17


PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders        18
    Item 6.  Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                              19

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                    December 31,     June 30,
                                                        1995           1996
                                                    ------------   ------------

                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                              $ 2,162,268    $ 3,184,726
  Restricted cash                                     1,000,000             --
  Accounts receivable-net                               588,280      5,350,785
  Inventories (Note 4)                                1,288,085      1,834,288
  Production-in-process                                 628,631        395,135
  Prepaid expenses and other                            125,535        245,397
  Deferred income taxes                                 525,000             --
                                                    ------------   ------------
     TOTAL CURRENT ASSETS                             6,317,799     11,010,331
                                                    ------------   ------------
PROPERTY AND EQUIPMENT - net                            860,071        896,123
                                                    ------------   ------------
OTHER ASSETS
  Deferred income taxes                                 601,000        572,900
  Deposits and other                                     13,023         13,023
  Deferred consulting fee, less accumulated amortization
  of $42,500 and $ 57,500 at December 31, 1995 and
  June 30, 1996, respectively                            17,500          2,500
                                                    ------------   ------------
    TOTAL OTHER ASSETS                                  631,523        588,423
                                                    ------------   ------------
                                                  $   7,809,393   $ 12,494,877
                                                    ============   ============

















                                 (continued)

                                FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                   December 31,     June 30,
                                                       1995           1996
                                                   ------------    ----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt              $       58,011   $     12,304
  Current portion of capital leases                      50,889         45,288
  Customer deposits                                      23,042         10,310
  Accounts payable and accrued expenses                 772,470      4,275,002
                                                    ------------   ------------
    TOTAL CURRENT LIABILITIES                           904,412      4,342,904
CAPITAL LEASES, net of current portion                  147,443        122,913
                                                    ------------   ------------
    TOTAL LIABILITIES                                 1,051,855      4,465,817

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
  authorized-1,000,000 shares; issued and
  outstanding-none
  Common stock, $.01 par value;
  authorized-15,000,000 shares;issued and
  outstanding - 2,661,742 shares                         26,617         26,617
  Additional paid-in capital                          8,562,194      8,562,194
  Accumulated deficit                                (1,805,773)      (547,001)
  Less unamortized compensation expense                 (25,500)       (12,750)
                                                    ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                        6,757,538      8,029,060
                                                    ------------   ------------
                                                 $    7,809,393   $ 12,494,877
                                                    ============   ============















                            See accompanying notes to
                         condensed financial statements.

                                FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    (unaudited)

                      Three Months Ended June 30,   Six Months Ended June 30,
                      ---------------------------   ---------------------------
                          1995           1996           1995           1996
                      ------------   ------------   ------------   ------------
SALES                 $ 1,184,561    $12,752,204    $ 2,141,854    $15,153,860

COST OF SALES             739,585      8,975,448      1,307,460     10,380,311
                      ------------   ------------   ------------   ------------
    GROSS PROFIT          444,976      3,776,756        834,394      4,773,549
                      ------------   ------------   ------------   ------------
OPERATING EXPENSES

  Royalties                67,251        441,138        161,824        612,224
  Marketing               244,953        739,961        449,094      1,045,714
  General and
  administrative          367,911        523,507        712,766        981,642
  Depreciation
  and amortization         47,499         52,180         91,522        106,850
                      ------------   ------------   ------------   ------------
    TOTAL OPERATING
    EXPENSES              727,614      1,756,786      1,415,206      2,746,430
                      ------------   ------------   ------------   ------------
    OPERATING INCOME
    (LOSS)               (282,638)     2,019,970       (580,812)     2,027,119
                      ------------   ------------   ------------   ------------
OTHER (INCOME) EXPENSE
  Interest expense          6,087          7,980         14,183         16,577
  Interest income         (62,472)       (49,242)      (131,590)       (92,329)
                      ------------   ------------   ------------   ------------
 TOTAL OTHER (INCOME)
    EXPENSE               (56,385)       (41,262)      (117,407)       (75,752)
                      ------------   ------------   ------------   ------------
    INCOME (LOSS) BEFORE
    INCOME TAX           (226,253)     2,061,232       (463,405)     2,102,871

    INCOME TAX EXPENSE
    (BENEFIT)             (91,600)       827,400       (186,000)       844,100
                      ------------   ------------   ------------   ------------
NET INCOME (LOSS)     $  (134,653)   $ 1,233,832    $  (277,405)   $ 1,258,771
                      ============   ============   ============   ============










                                (continued)

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING:

    PRIMARY             2,661,742      3,833,817      2,661,742      2,728,710
                      ============   ============   ============   ============
    FULLY DILUTED       2,661,742      3,833,817      2,661,742      3,833,817
                      ============   ============   ============   ============

NET INCOME (LOSS)
PER COMMON SHARE:

    PRIMARY          $       (.05)   $       .33    $      (.10)   $       .46
                      ============   ============   ============   ============
    FULLY DILUTED    $       (.05)   $       .33    $      (.10)   $       .35
                      ============   ============   ============   ============






























                            See accompanying notes to
                         condensed financial statements.

                          FOTOBALL USA, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1995           1996
                                                    ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (277,405)   $ 1,258,771
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                        91,522        106,850
    Amortization of stock compensation expense           12,750         12,750
    Changes in operating assets and liabilities:
    (Increase) decrease in:
     Restricted cash                                    323,529      1,000,000
     Accounts receivable                               (473,921)    (4,762,505)
     Inventories                                       (241,633)      (546,203)
     Production-in-process                                   --        233,496
     Prepaid expenses and other                         (62,815)      (106,785)
     Deferred income taxes                             (186,000)       553,100
    Increase (decrease) in:
     Accounts payable and accrued expenses              198,099      3,479,490
     Customer deposits                                       --         10,310
     Consulting fee payable                             (15,000)            --
                                                    ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (630,874)     1,239,274
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments                 (3,094,677)            --
  Proceeds from sale and maturities of short-term
  investments                                         3,121,471             --
  Purchase of property and equipment                   (143,312)      (140,979)
                                                    ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                  (116,518)      (140,979)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions of related party loans          (163,099)       (45,707)
  Repayment of capital lease obligations                (14,306)       (30,130)
                                                    ------------   ------------
NET CASH  USED IN FINANCING ACTIVITIES                 (177,405)       (75,837)
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (924,797)     1,022,458
CASH AND EQUIVALENTS, Beginning of period             1,352,838      2,162,268
                                                    ------------   ------------
CASH AND EQUIVALENTS, End of period                $    428,041   $  3,184,726
                                                    ============   ============





                             See accompanying notes to
                          condensed financial statements.

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996

1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 1996, the condensed statements of operations for the three months and six months ended June 30, 1995 and 1996, and the condensed statements of cash flows for the six months ended June 30, 1995 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. For further information refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, the NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through February 15, 1997. The Company is in the process of extending the term of the NFL Team Logo license through March 31, 1998. The following table summarizes, in descending order of 1995 revenue contribution, the Company's significant license agreements and their terms:

     Licensor          Product      Term                        Expiration Date
     --------          -------      ----                        ---------------
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

Seasonality; Concentration of Business; Major League Baseball Strike - During the year ended December 31, 1995, 75% of the Company's sales was derived from baseball-related products and 72% of the Company's sales was recorded during the third (46%) and fourth (26%) quarters. During the year ended December 31, 1994, 85% of the Company's sales was derived from baseball-related products and 86% of the Company's sales was recorded during the first (19%) and second (67%) quarters. Sales during the third and fourth quarters of 1994 were adversely impacted due to the Major League Baseball ("MLB") strike, as discussed below.

On August 12, 1994, the Major League Baseball Players Association (the "MLBPA") went on strike citing differences with team owners regarding compensation. On April 2, 1995, the MLBPA ended their strike and agreed to return to MLB teams without having signed a collective bargaining agreement ("CBA") with team owners. The beginning of the 1995 MLB season was delayed from April 2, 1995 until April 25, 1995. As a result of the strike and the uncertainty as to the continuation in full of the 1995 MLB season, the Company's baseball-related business was materially adversely impacted during the last half of 1994 and the first half of 1995. The current lack of a CBA has not had an adverse impact upon the Company's baseball business, with baseball-related sales increasing 382%, to $ 5,188,000 for the three months ended June 30, 1996 as compared to $1,076,000 for the corresponding prior year period. However, if a CBA remains unresolved into 1997, it could adversely affect the Company's baseball business in future periods. The Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions.

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products to 189 customers, of which one customer accounted for aggregate sales of $2,015,000 or 26% of sales. During the quarter ended June 30, 1996, 82 % of the Company's sales was derived from two promotions, a toy car promotion with Chevron of $ 7,200,000 and a baseball promotion with Burger King of $ 3,315,000.

3. NET INCOME (LOSS) PER COMMON SHARE

Primary earnings (loss) per common share have been computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and the Company's redeemable common stock purchase warrants that have a dilutive effect when applying the modified treasury stock method. The fully diluted per share calculation assumes, in addition to the above, that the Company's warrants were redeemed into common stock at the beginning of the period with earnings being increased for the interest income, net of taxes, that would have been earned had redemption taken place.

4. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method.

Inventories consist of the following:

                                                    December 31,     June 30,
                                                        1995           1996
                                                    ------------   ------------

     Raw materials                                  $    997,648   $ 1,275,866
     Finished goods                                      290,437       558,422
                                                    ------------   ------------
     Total inventories                              $  1,288,085   $ 1,834,288
                                                    ============   ============

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 1995 and June 30, 1996:
                                                    December 31,     June 30,
                                                        1995           1996
                                                    ------------   ------------
     Accounts payable                               $   573,526    $ 3,612,498
     Accrued payroll and related                         52,554         56,842
     Accrued commissions                                 82,061        236,364
     Royalties payable                                   58,298         63,780
     Income taxes payable                                    --        291,000
     Other                                                6,031         14,518
                                                    ------------   ------------
                                                    $   772,470    $ 4,275,002
                                                    =============  ============
6. BACKLOG

Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders in which an agreement has been signed defining the terms and quantity of the promotion, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year.
The Company's backlog of orders was $ 330,000 and $ 0 as of August 1, 1996 and 1995, respectively.

7. LINE OF CREDIT

In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited ("Merrill Lynch") at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch, from $1,000,000 to $3,000,000. The line of credit, which expires on December 19, 1996, supports an irrevocable stand-by letter of credit of $1,000,000 which expired on March 15, 1996 that had been issued to a supplier and was collateralized by cash. Subsequently, on January 2, 1996, an additional stand-by letter of credit of $1,000,000, which expired on May 15, 1996 was issued to the same suppliers. Subsequently, in August 1996, the Company issued to this same supplier an additional stand-by letter of credit of $1,000,000, which expires on December 15, 1996. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowing are limited to available collateral, as defined in the agreement. Borrowing under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains covenants requiring the Company to maintain minimum net worth levels, and minimum working capital and debt to equity ratios.

There were no borrowing under either line of credit as of June 30, 1996.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Recent Developments

On August 12, 1996, the Board of Directors of the Company adopted a shareholder rights plan. Each right will, upon becoming exercisable, entitle its holder to buy one one-thousandth (1/1,000) of a share of a new series of preferred stock at an exercise price of $30. If any person or group acquires 15% or more of Fotoball common stock (except in transactions approved by the Board of Directors of the Company in advance), each right will then entitle its holder, other than the person or group owning 15%, to acquire, at the exercise price, Fotoball common stock with a market value equal to twice the exercise price. Fotoball may elect, however, to exchange a newly issued share of Fotoball common stock for each right. If any person or group owns 15% or more of Fotoball common stock, and Fotoball is acquired in a merger or other business combination, or if 50% of its earning power or assets are sold, each right will entitle its holder, other than the person or group owning 15%, to acquire, at the exercise price, shares of the acquiring company's common stock with a market value of twice the exercise price. Persons owning 15% or more of Fotoball common stock on the date the plan is adopted are exempt, so long as they do not acquire an additional number of shares greater than 2% of the outstanding shares, other than in a transaction approved by the Board of Directors of Fotoball in advance. The record date for the distribution of the rights is August 30, 1996. The rights expire on August 11, 2006.

Results of Operations

The following table sets forth certain unaudited operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                         Three Months Ended June 30,                      Six Months Ended June 30,
                                ---------------------------------------------   ---------------------------------------------
                                         1995                   1996                     1995                   1996
                                ---------------------   ---------------------   ---------------------   ---------------------
Sales                           $  1,184,561    100 %   $ 12,752,204    100 %   $  2,141,854    100 %   $ 15,153,860    100 %
Cost of Sales                        739,585     62        8,975,448     70        1,307,460     61       10,380,311     68
Operating Expenses                   727,614     61        1,756,786     14        1,415,206     66        2,746,430     18
Operating Income (Loss)             (282,638)   (23)       2,019,970     16         (580,812)   (27)       2,027,119     13
Interest Expense                       6,087      1            7,980      1           14,183      1           16,577      1
Interest Income                       62,472      5           49,242      1          131,590      6           92,329      1
Income (Loss) Before Income Tax     (226,253)   (19)       2,061,232     16         (463,405)   (22)       2,102,871     14
Income Tax Expense (Benefit)         (91,600)    (8)         827,400      6         (186,000)    (9)         844,100      6
Net Income (Loss)               $   (134,653)   (11)%   $  1,233,832     10 %   $   (277,405)   (13)%   $  1,258,771      8 %

Three Months Ended June 30, 1995 and 1996:

Sales were $12,752,204 for the three months ended June 30, 1996, an increase of 977% from sales of $1,184,561 for the three months ended June 30, 1995. The increase was due to both promotional and retail divisions realizing substantial increases over the three months ended June 30, 1995. For the three months ended June 30, 1996, promotional sales were $10,852,000, or 85% of sales, as compared to promotional sales of $457,000, or 39% of sales, for the three months ended June 30, 1995. This increase was due principally to a toy car promotion with Chevron of $7,200,000 and a baseball promotion with Burger King of $3,315,000. Retail sales were $1,900,000 for the three months ended June 30, 1996, an increase of 161% from retail sales of $727,000 for the three months ended June 30, 1995. This increase was principally due to an 162% increase in retail baseball-related sales, due in part to the lack of labor strife impacting the 1996 MLB season as compared to the strike-delayed 1995 MLB season. Sales were also higher during the period due to significant increases in sales to national mass merchants, such as J.C. Penney, as compared to the prior year period.

Gross profit was $3,776,756 for the three months ended June 30, 1996, an increase of 749% from gross profit of $444,976 for the three months ended June 30, 1995. Gross profit increased on an absolute basis as a result of the increase in sales. Gross margins as a percentage of sales decreased to 30% for the three months ended June 30, 1996 from 38% for the three months ended June 30, 1995. The gross margins as a percentage of sales decreased from 1995 to 1996 due to two factors: the toy car promotion had margins significantly lower than what the Company has typically realized from sports-related promotions and production and other delays during the toy car promotion resulted in significant anomalous shipping costs, which resulted in substantially lower than anticipated margins on this promotion. The Company believes that the margins for the year ending December 31, 1996 will be comparable to those realized during the three months ended June 30, 1996, due to the following factors: (i) the Company generally realizes higher margins on its sports related promotions as compared to non-sports related promotions. Therefore, to the extent that non-sports related promotions constitute a greater percentage of future aggregate sales, it would be expected that overall margins would be lower as compared to prior years; (ii) the Company generally realizes higher margins on its retail sales as compared to promotional sales. The increasing growth of the Company's retail sales along with the expected introduction of additional higher margin retail products, will mitigate in part, the impact of a greater non-sports related sales mix, as noted above.

Operating expenses were $1,756,786, or 14 % of sales, for the three months ended June 30, 1996, as compared to operating expenses of $727,614, or 61% of sales, for the three months ended June 30, 1995. The increase in operating expenses on an absolute basis was due to increased royalties and marketing expenses resulting from significantly higher sales. The increase was also due to general and administrative expenses that increased in absolute terms due to higher consulting, compensation and facility operating costs.

Royalties expense was $441,138 for the three months ended June 30, 1996, an increase of 556 % from royalties expense of $67,251 for the three months ended June 30, 1995. Royalties expense as a percentage of sales decreased to 3% of sales for the three months ended June 30, 1996 from 6 % of sales for the three months ended June 30, 1995, due to the $7,200,000 toy car promotion which had no royalty obligation. Royalties expense as a percentage of sales, excluding the toy car promotion, would have been 8%, which would have been an increase as compared to the prior year period due to a higher percentage of total sales which carried a royalty obligation. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. See Note 2, Dependence Upon Licensing Arrangements.

Marketing expenses were $739,961 for the three months ended June 30, 1996, an increase of 202% from marketing expenses of $244,953 for the three months ended June 30, 1995. Marketing expenses as a percentage of sales decreased to 6 % of sales for the three months ended June 30, 1996 from 21% of sales for the three months ended June 30, 1995, primarily as a result of realizing economies of scale from the Company's operations as a result of the two significant promotions noted above. Marketing expenses increased significantly from 1995 to 1996 in absolute terms due to substantially higher wages, bonuses, exhibiting and travel costs that were the direct result of significantly higher sales. General and administrative expenses were $523,507 for the three months ended June 30, 1996, an increase of 42% from general and administrative expenses of $367,911 for the three months ended June 30, 1995. This increase is a result of several factors, including increased financial and public relations consulting costs, increased facility costs associated with the Company's expanded facility, and $103,000 of accrued bonus compensation for executive and administrative staff.

Interest expense was $7,980 for the three months ended June 30, 1996, an increase of 31% from interest expense of $6,087 for the three months ended June 30, 1995. The increase reflects the reduction in the amount of the Company's long-term debt offset by an increase in interest charges from capitalized leases. Total capitalized equipment and machinery leases were $168,201 at June 30, 1996, an increase of $40,949 from total capitalized equipment and machinery leases of $127,252 at June 30, 1995.

Interest income was $49,242 for the three months ended June 30, 1996, a decrease of $13,230 or 21% from interest income of $62,472 for the three months ended June 30, 1995. This decrease is due to two factors: the Company's average cash balances available for investment were lower during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Additionally, the interest rate yield realized on its cash and short-term marketable investments during the three months ended June 30, 1996 was significantly lower than the corresponding prior year period, reflecting the decline in interest rates in the market during this period.

Income tax expense was $827,400 for the three months ended June 30, 1996 as compared to an income tax benefit of $91,600 for the three months ended June 30, 1995.

Net income was $1,233,832 or $.33 per share for the three months ended June 30, 1996, as compared to a net loss of $134,653 or ($.05) per share for the three months ended June 30, 1995.

Six Months Ended June 30, 1995 and 1996:

Sales were $15,153,860 for the six months ended June 30, 1996, an increase of 608 % from sales of $2,141,854 for the six months ended June 30, 1995. The increase was due to both promotional and retail divisions realizing substantial increases over the six months ended June 30, 1995. The Company's reliance on baseball- related sales has also decreased significantly since 1994. During the six months ended June 30, 1996, 41% of the Company's sales was derived from baseball-related products, as compared to 79% and 91% during the six months ended June 30, 1995 and 1994, respectively. The Company's baseball-related sales increased significantly during 1996 as compared to 1995, due in part to the adverse impact that the MLB labor dispute had on sales during the first half of 1995. Additionally, retail sales, particularly baseball-related sales, increased significantly for the six months ended June 30, 1996 as a result of increasing sales with national mass merchants including JC Penney. For the six months ended June 30, 1996, Chevron and Burger King accounted for aggregate sales of $7,200,000 and $4,365,000 or 46% and 29%, respectively, as compared to no sales for either customer during the six months ended June 30, 1995.

Gross profit was $4,773,549 for the six months ended June 30, 1996, an increase of 472% from gross profit of $834,394 for the six months ended June 30, 1995. As previously noted, gross profit increased on an absolute basis due to significantly higher sales. Gross margins as a percentage of sales decreased from 39% to 32% for the six months ended June 30, 1995 and 1996, respectively, reflecting the impact of the toy car promotion which realized lower than anticipated margins. These lower margins were mitigated in part by higher margins on its sports-related promotions and retail sales. As previously noted, the Company believes that these lower margins are more representative of future results given the anticipated increase in non-sports related promotions.

Operating expenses were $2,746,430, or 18% of sales, for the six months ended June 30, 1996, as compared to operating expenses of $1,415,206, or 66% of sales, for the six months ended June 30, 1995, as a result of the Company's fixed operating costs being allocated over substantially higher sales volumes. Operating expenses on an absolute basis increased by $1,331,224 during this period due to the increase in direct costs such as royalties, commissions and travel costs that were derived from higher sales.

Royalties expense was $612,224 for the six months ended June 30, 1996, an increase of 278% from royalties expense of $161,824 for the six months ended June 30, 1995. Royalties expense as a percentage of sales decreased to 4% of sales for the six months ended June 30, 1996 from 8% of sales for the six months ended June 30, 1995, principally due to the $7,200,000 toy car promotion which had no royalty obligation.

Marketing expenses were $1,045,714 for the six months ended June 30, 1996, an increase of 133% from marketing expenses of $449,094 for the six months ended June 30, 1995. Marketing expenses as a percentage of sales decreased to 7% of sales for the six months ended June 30, 1996 from 21% of sales for the six months ended June 30 1995, as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially higher sales volumes.

General and administrative expenses were $981,642 for the six months ended June 30, 1996, an increase of 38% from general and administrative expenses of $712,766 for the six months ended June 30, 1995. This increase is a result of several factors, including increased financial and public relations consulting expense, higher occupancy costs associated with the Company's expanded facility and, as previously noted, accrued bonus compensation for executive and administrative staff.

Interest expense was $16,577 for the six months ended June 30, 1996, an increase of 17% from interest expense of $14,183 for the six months ended June 30, 1995. The increase of $2,394 in interest expense reflects the increase in the amount of the Company's capitalized leases in 1996 as compared to 1995.

Interest income was $92,329 for the six months ended June 30, 1996, a decrease of $39,261 or 30% from interest income of $131,590 for the six months ended June 30, 1995. This decrease is due to two factors: as more fully explained below, the Company's average cash balances available for investment were lower during the six months ended June 30 1996 as compared to the six months ended June 30, 1995. Additionally, the interest rate yield realized on its cash and short-term marketable investments during the six months ended June 30, 1996 was significantly lower than the corresponding prior year period, reflecting the decline in interest rates in the market during this period.

Income tax expense was $844,100 for the six months ended June 30, 1996 as compared to an income tax benefit of $186,000 for the six months ended
June 30, 1995. The Company estimates that it will realize sufficient pre-tax income in 1996 and future periods to fully utilize prior loss carryforwards.

Net income was $1,258,771 or $.35 per share (fully diluted) for the six months ended June 30, 1996, as compared to a net loss of $277,405 or ($.10) per share for the six months ended June 30, 1995.

Liquidity and Capital Resources

The Company's net working capital increased by $1,254,040 from December 31, 1995 to June 30, 1996, to a net working capital surplus of $6,667,427 at June 30, 1996 from a net working capital surplus of $5,413,387 at December 31, 1995. Cash flow provided by operating activities increased by $1,870,148 from cash used by operating activities of $630,874 for the six months ended June 30, 1995, to cash provided by operating activities of $1,239,274 for the six months ended June 30, 1996. The increase in cash provided by operating activities was principally due to income from operations. This increase was offset in part by investments in inventory to meet greater demand for domestically-produced merchandise. The Company's expanding product lines, including mini-basketball and mini-baseball gloves, substantially all of which are imprinted at the San Diego facility, will require the Company, in the future, to maintain these higher inventory levels.

Cash and equivalents aggregated $3,184,726 at June 30, 1996, an increase of $1,022,458 from cash and equivalents of $2,162,268 at December 31, 1995. This increase was due in part to the reclassification of restricted cash to cash and equivalents resulting from the expiration of the stand-by letter of credit issued to a supplier. Total cash also increased as a result of significant income from operations which was offset by investments in inventory and increases in accounts receivable from the toy car promotion as further explained below.

Accounts receivable were $5,350,785 at June 30, 1996, an increase of $4,762,505 from accounts receivable of $588,280 at December 31, 1995. This increase was due primarily to the balance of $4,033,000 due from the toy car promotion contract with Chevron, shown as an accounts receivable at June 30, 1996, which was subsequently paid. The increase in accounts receivable is also due to significantly higher retail sales during the three months ended June 30, 1996 as compared to the three months ended December 31, 1995.

At June 30, 1996, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $104,250 in the aggregate through 1999, of which $19,250 is due at various times in 1996. Given the Company's operating profits to date and anticipated increases in retail product sales, management expects these guaranteed royalties to be funded from operating cash flows.

In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expires on December 19, 1996, supports an irrevocable stand-by letter of credit of $1,000,000 which expired on March 15, 1996 that had been issued to a supplier and was collateralized by cash. Subsequently, on January 2, 1996, an additional stand-by letter of credit of $1,000,000 which expired on May 15, 1996, was issued to the same supplier. Subsequently, in August 1996, the Company issued to this same supplier an additional stand-by letter of credit of $1,000,000, which expires on December 15, 1996. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowing are limited to available collateral, as defined in the agreement. Borrowing under the facility bears interest at the bank's prime rate plus .75%. The revolving credit contains covenants requiring the Company to maintain a minimum net worth level and minimum working capital and debt to equity ratios.

There were no borrowing under either line of credit as of June 30, 1996.

Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flow, will be adequate to support the Company's liquidity and capital needs, at least through the end of 1996.

The Company has approximately $1,000,000 of proceeds remaining from its 1994 initial public offering ("Offering"). The Company anticipates using the remaining portion of the proceeds of the Offering for marketing and sales activities, to obtain new licenses, including costs associated with placing new products in production, to purchase raw materials, to fund capital improvements, and for working capital and general corporate purposes.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders

On May 3, 1996, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

The election of two Class II directors to serve for a term of three years and until their successors are elected and qualified. The results of the voting were as follows:

          Nominee                   Votes For               Votes Withheld
          -------                   ---------               --------------
    Joel K. Rubenstein              2,253,701                    650
    Robert N. Weingarten            2,253,701                    650

The ratification of the Board of Directors' appointment of Hollander, Gilbert & Co. as the Company's independent auditors for the year ending December 31, 1996. The results of the voting were as follows:

       For               Against            Abstained
       ---               -------            ---------
    2,254,351               0                   0

The approval of an amendment to the Company's 1994 Stock Option Plan increasing the number of shares available for issuance upon exercise of options from 245,000 to 375,000:

       For               Against            Abstained            Not Voted
       ---               -------            ---------            ---------
    2,232,291              650                  0                  21,410

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            11.1  Statement re: computation of earnings per share
            27    Financial Data Schedule

        (b) Reports on Form 8-K for the three months ended June 30, 1996 - None

                                    SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               FOTOBALL USA, INC.
                                               ____________________
                                                  (Registrant)



Dated: August 14, 1996                        /s/ Michael Favish
                                          BY: ________________________
                                              Michael Favish
                                              President and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)


                                               /s/ David G. Forster
Dated: August 14, 1996                     BY: ________________________
                                               David G. Forster
                                               Vice President-Finance, Treasurer
                                               and Chief Financial Officer
                                               (Principal Accounting Officer)