Form 10QSB
period 1996-09-30
FOTOBALL USA INC
filed 1996-11-14
CIK 922251

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON  D. C.  20549

                               FORM  10-QSB

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
______    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to _________.

                   Commission file number       0 - 24608

                             FOTOBALL USA, INC.
         (Exact name of registrant as specified in its charter)

           Delaware                       33 - 0614889
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

              3738 Ruffin Road, San Diego, California  92123
             (Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code  (619) 467 - 9900

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes__X___     No _____

     As of October 31, 1996, the Company had 2,676,742 shares of its common stock issued and outstanding.

  Transitional Small Business Disclosure Format  Yes______     No ___X_

                                FOTOBALL USA, INC.

                                     INDEX
                                                                  Sequential
 Part I.  FINANCIAL INFORMATION                                   Page No.

     Item 1. Financial Statements

             Condensed Balance Sheets as of December 31, 1995
               and September 30, 1996                               3-4

             Condensed Statements of Operations for the
                three months and nine months ended
                September 30, 1995 and 1996                         5

             Condensed Statements of Cash Flows for the
                nine months ended September 30, 1995 and 1996       6

             Notes to Condensed Financial Statements                7-10

     Item 2. Management's Discussion and Analysis or
                Plan of Operation                                  11-17

PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                      18

SIGNATURES                                                         19

PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                            December 31,       September 30,
                                                1995               1996
                                              ----------         ----------
                            ASSETS
CURRENT ASSETS
    Cash and equivalents                    $   2,162,268     $   1,855,598
    Restricted cash                             1,000,000         1,087,790
    Accounts receivable-net                       588,280         2,315,023
    Inventories (Note 4)                        1,288,085         1,803,457
    Production-in-process                         628,631           534,974
    Prepaid expenses and other                    125,535           278,858
    Deferred income taxes                         525,000           572,900
                                                ---------         ---------
         TOTAL CURRENT ASSETS                   6,317,799         8,448,600
                                                ---------         ---------
    PROPERTY AND EQUIPMENT - net                  860,071           809,882
    OTHER ASSETS
    Deferred income taxes                         601,000               -
    Deposits and other                             13,023            13,023
    Deferred consulting fee, less accumulated
      amortization of $42,500 at December 31, 1995 17,500               -
                                                ---------         ---------
         TOTAL OTHER ASSETS                       631,523            13,023
                                                ---------         ---------
                                            $   7,809,393     $   9,271,505
                                                =========         =========





















                                  (continued)

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                              December 31,     September 30,
                                                  1995            1996
                                             ------------     -------------
 CURRENT LIABILITIES
    Current portion of long-term debt       $      58,011     $         -
    Current portion of capital leases              50,889            49,088
    Customer deposits                              23,042            11,792
    Accounts payable and
      accrued expenses (Note 5)                   772,470         1,059,947
                                                ---------         ---------
         TOTAL CURRENT LIABILITIES                904,412         1,120,827
  CAPITAL LEASES, net of current portion          147,443           110,038
                                                ---------         ---------
         TOTAL LIABILITIES                      1,051,855         1,230,865
                                                ---------         ---------
  STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value;
      authorized-1,000,000 shares; issued
      and outstanding-none
    Common stock, $.01 par value;
      authorized-15,000,000 shares;
      issued and outstanding
      - 2,676,742 shares                           26,617            26,767
    Additional paid-in capital                  8,562,194         8,562,194
    Accumulated deficit                        (1,805,773)         (541,946)
    Less unamortized compensation expense         (25,500)           (6,375)
                                                ---------         ---------
         TOTAL STOCKHOLDERS' EQUITY             6,757,538         8,040,640
                                               ----------         ---------
                                            $   7,809,393     $   9,271,505
                                               ==========         =========
















                              See accompanying notes to
                            condensed financial statements

                             FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                         ------------------------    -----------------------
                             1995        1996         1995          1996
                             ----        ----         ----          ----
SALES                    $ 3,558,298  $ 3,025,753  $ 5,700,152  $ 18,179,613
COST OF SALES              1,778,561    1,840,805    3,086,021    12,221,116
                         -----------  -----------  -----------  ------------
    GROSS PROFIT           1,779,737    1,184,948    2,614,131     5,958,497
                         -----------  -----------  -----------  ------------

OPERATING EXPENSES
   Royalties                 227,052      161,340      388,877       773,564
   Marketing                 416,536      467,408      865,630     1,513,122
   General and
     administrative          513,363      525,198    1,226,129     1,506,840
   Depreciation and
     amortization             46,847       50,047      138,368       156,897
                         -----------  -----------  -----------  ------------
     TOTAL OPERATING
        EXPENSES           1,203,798    1,203,993    2,619,004     3,950,423
                         -----------  -----------  -----------  ------------
     0PERATING INCOME(LOSS)  575,939      (19,045)      (4,873)    2,008,074
                         -----------  -----------  -----------  ------------
OTHER (INCOME) EXPENSE
   Interest expense            6,842        3,821       21,025        20,397
   Interest income           (44,672)     (31,321)    (176,262)     (123,650)
                         -----------  -----------  -----------  ------------
     TOTAL OTHER INCOME      (37,830)     (27,500)    (155,237)     (103,253)
                         -----------  -----------  -----------  ------------
     INCOME BEFORE
       INCOME TAX            613,769        8,455      150,364     2,111,327
     INCOME TAX EXPENSE      246,400        3,400       60,400       847,500
                         -----------  -----------  -----------  ------------
     NET INCOME          $   367,369  $     5,055  $    89,964 $   1,263,827
                         ===========  ===========  ===========  ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING  2,661,742    3,830,817    2,661,742     3,830,817
                         ===========  ===========  ===========  ============
NET INCOME PER
   COMMON SHARE          $       .14  $       NIL  $       .03 $         .37
                         ===========  ===========  ===========  ============







                            See accompanying notes to
                         condensed financial statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Nine Months Ended
                                                      September 30,
                                              ---------------------------
                                                    1995         1996
CASH FLOWS FROM OPERATING ACTIVITIES                ----         ----
  Net income                                   $   89,964    $  1,263,827
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                 138,368         156,897
    Amortization of stock compensation expense     19,125          19,125
    Changes in operating assets and liabilities:
      (Increase) decrease in:
      Restricted cash                             323,529         (87,790)
      Accounts receivable                        (709,734)     (1,726,743)
      Inventories                                (633,033)       (515,372)
      Production-in-process                          -             93,657
      Prepaid expenses and other                  (84,210)       (153,322)
      Deferred income taxes                        60,400         553,100
      Increase (decrease) in:
      Accounts payable and accrued expenses       451,326         264,435
      Customer deposits                              -             11,792
      Consulting fee payable                      (20,000)           -
                                               -----------   -------------
NET CASH USED IN OPERATING ACTIVITIES            (364,265)       (120,394)
                                               -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments           (3,113,062)           -
  Proceeds from sale and maturities of
    short-term investments                      4,011,471            -
  Purchase of property and equipment             (157,157)        (89,209)
                                               -----------   -------------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                           741,252         (89,209)
                                               -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options and warrants     -                150
  Principal reductions of related party loans    (190,311)        (58,010)
  Repayment of capital lease obligations          (23,870)        (39,207)
                                               -----------   -------------
NET CASH USED IN FINANCING ACTIVITIES            (214,181)        (97,067)
                                               -----------   -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   162,806        (306,670)
CASH AND EQUIVALENTS, Beginning of period       1,352,838       2,162,268
                                               -----------   -------------
CASH AND EQUIVALENTS, End of period            $1,515,644    $  1,855,598
                                               ===========   =============

                          See accompanying notes to
                       condensed financial statements

                               FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 1996, the condensed statements of operations for the three months and nine months ended September 30, 1995 and 1996, and the condensed statements of cash flows for the nine months ended September 30, 1995 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. For further information refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996.

2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Dependence Upon Licensing Arrangements. The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, the NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through March 31, 1998. The Company is in the process of extending the term of the Major League Baseball Properties ("MLBP) and Major League Baseball Players Association ("MLBPA") licenses through December 31, 1997. The following table summarizes, in descending order of 1995 revenue contribution, the Company's significant license agreements and their terms:

    Licensor            Product       Term                  Expiration Date
    --------            -------       ----                  ---------------
     MLBP               Baseball     2 years                December 31, 1996
     MLBPA              Baseball     1 year (2 year option) December 31, 1996
     NFL Team Logo      Football     2 years                March 31, 1998

                               FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (continued)

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

Seasonality; Concentration of Business; Major League Baseball Strike - During the year ended December 31, 1995, 75% of the Company's sales was derived from baseball-related products and 72% of the Company's sales was recorded during the third (46%) and fourth (26%) quarters. During the year ended December 31, 1994, 85% of the Company's sales was derived from baseball-related products and 86% of the Company's sales was recorded during the first (19%)and second (67%) quarters. Sales during the third and fourth quarters of 1994 were adversely impacted due to the Major League Baseball ("MLB") strike, as discussed below.

On August 12, 1994, the MLBPA went on strike citing differences with team owners regarding compensation. On April 2, 1995, the MLBPA ended their strike and agreed to return to MLB teams without having signed a collective bargaining agreement ("CBA") with team owners. The beginning of the 1995 MLB season was delayed from April 2, 1995 until April 25, 1995. As a result of the strike and the uncertainty as to the continuation in full of the 1995 MLB season, the Company's baseball-related business was materially adversely impacted during the last half of 1994 and the first half of 1995. The current lack of a CBA has not had an adverse impact upon the Company's baseball business, with baseball-related sales increasing 70% to $ 8,220,000 for the nine months ended September 30, 1996 as compared to $4,840,000 for the corresponding prior year period. However, if a CBA remains unresolved into 1997, it could adversely affect the Company's baseball business in future periods. The Company believes that the continuing decrease in the dependence upon baseball -related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions.

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December
31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products to 189 customers, of which one customer accounted for aggregate sales of $2,015,000 or 26% of sales. During the quarter ended September 30, 1996, 22 % of the Company's sales was derived from a $ 667,000 reorder of the toy cars featured in Chevron's spring 1996 promotion.

                               FOTOBALL USA, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                 (continued)

3. NET INCOME PER COMMON SHARE

Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, increased by dilutive common stock equivalents using the modified treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share during the three and nine month periods ended September 30, 1995 and 1996. Common equivalent shares result from the assumed exercise of outstanding stock options and the Company's redeemable common stock purchase warrants, redeemed into common stock at the beginning of the period with earnings being increased for interest income, net of taxes, that would have been earned had redemption taken place. The dilutive effect of rights to purchase preferred or common shares under the Fotoball USA, Inc., Shareholder Rights Plan (Note 7) has not been included in weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met.

4.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method.

     Inventories consist of the following:

                                   December 31, 1995        September 30, 1996
                                   ------------------       ------------------
     Raw materials                   $      997,648            $ 1,321,198
     Finished goods                         290,437                482,259
                                   ------------------       ------------------
     Total inventories               $    1,288,085            $ 1,803,457
                                   ==================       ==================

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 1995 and September 30, 1996:

                                   December 31, 1995        September 30, 1996
                                   ------------------       ------------------
     Accounts payable                $      573,526            $   567,465
     Accrued payroll and related             52,554                 62,344
     Accrued commissions                     82,061                 90,156
     Royalties payable                       58,298                 28,609
     Income taxes payable                      -                   293,600
     Other                                    6,031                 17,773
                                   ------------------        ----------------
                                     $      772,470            $ 1,059,947
                                   ==================        ================

                               FOTOBALL USA, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (continued)

 6.  BACKLOG

Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders in which an agreement has been signed defining the terms and quantity of the promotion, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. The Company's backlog of orders was $ 6,000,000 as of October 31, 1996, representing the Chevron toy car promotion to be shipped in the fourth quarter of 1996. The Company had no backlog at October 31, 1995.


7.  SHAREHOLDER RIGHTS PLAN

In August 1996, the Company implemented a shareholder rights plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the shareholder rights plan, each share of the Company's outstanding Common Stock carries one Right to Purchase Series "A" Preferred Stock
(a "Right"). Each Right entitles the holder, under certain circumstances, to purchase Common Stock of the Company or the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding Common Stock. The Rights are redeemable by the Company at $.01 per Right and expire in 2006.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

Recent Developments

During the past few months, the Company had been engaged in a very competitive bidding process for a proposed Spring 1997 promotion with Chevron utilizing two new car characters. The Company was recently notified that another supplier had been selected for the Spring 1997 promotion. However, the Company still has an agreement with Chevron for a Holiday 1996 promotion featuring a Sports Utility Vehicle, for which Chevron has committed to a minimum order of approximately $6,000,000 for December 1996. Any additional sales in 1997 will be limited to reorders, if any, of the car models previously provided to Chevron during the two 1996 promotions.

Results of Operations

The following table sets forth certain (unaudited) operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                      Three Months Ended               Nine Months Ended
                        September 30,                     September 30,
            ---------------------------------  ---------------------------------
                     1995             1996             1995              1996
            ---------------------------------  ---------------------------------
Sales        $3,558,298 100%  $3,025,753 100%  $5,700,152 100%  $18,179,613 100%
Cost of
  Sales       1,778,561  50    1,840,805  61    3,086,021  54    12,221,116  67
Operating
  Expenses    1,203,798  34    1,203,993  40    2,619,004  46     3,950,423  22
Operating
  Income (Loss) 575,939  16      (19,045) (1)      (4,873) (1)    2,008,074  11
Interest
  Expense         6,842   1        3,821   1       21,025   1        20,397   1
Interest
  Income         44,672   1       31,321   1      176,262   3       123,650   1
Income Before
  Income Tax    613,769  17        8,455   1      150,364   3     2,111,327  12
Income Tax
  Expense       246,400   7        3,400   1       60,400   1       847,500   5
Net Income   $  367,369  10%  $    5,055   1%  $   89,964   2%  $ 1,263,827   7%

Three Months Ended September 30, 1995 and 1996:

Sales were $ 3,025,753 for the three months ended September 30, 1996 a decrease of 15% from sales of $ 3,558,298 for the three months ended September 30, 1995. For the three months ended September 30, 1996,premium sales were $ 1,365,000, or 45% of sales, as compared to premium sales of

$1,754,000, or 49% of sales, for the three months ended September 30, 1995. Retail sales were $ 1,660,000 for the three months ended September 30, 1996, a decrease of 8% from retail sales of $1,805,000 for the three months ended September 30, 1995. This decrease in retail sales was due to two "hot market" baseball related events during the third quarter of 1995 that did not reoccur during 1996: the popularity of Los Angeles Dodgers pitcher Hideo Nomo and the surpassing of Lou Gehrig's consecutive game record by Baltimore Orioles shortstop Cal Ripken. Excluding the approximately $ 780,000 of retail sales from these two events, the Company's core retail business increased from $1,025,000 in 1995 to $ 1,660,000, or 62%.

Gross profit was $ 1,184,948 for the three months ended September 30, 1996, a decrease of 33% from gross profit of $1,779,737 for the three months ended September 30, 1995. Gross profit decreased on an absolute basis as a result of the decrease in sales. Gross margins, as a percentage of sales, decreased from 50% to 39% for the three months ended September 30, 1995 and 1996, respectively. The three months ended September 30, 1996, as previously noted, included approximately $670,000 of sales to Chevron resulting from the reorder of toy cars featured in the Spring 1996 promotion. The margins realized on the toy cars is significantly lower than the margins realized on the Company's sports-related promotions and retail sales, thereby reducing the margins in the aggregate. As previously noted, the Company expects toy car sales to constitute a nominal amount of total sales in 1997, and therefore the Company's core sports-related business should contribute to higher aggregate margins in 1997.

Operating expenses were $1,203,993, or 40% of sales, for the three months ended September 30, 1996, as compared to operating expenses of $1,203,798, or 34% of sales, for the three months ended September 30, 1995. Operating expenses as a percentage of sales increased due to such expenses being allocated over lower sales volumes. Operating expenses on an absolute basis remained unchanged resulting from an increase in marketing expenses offset by decreases in royalty expense as more fully explained below.

Royalties expense was $161,340 for the three months ended September 30, 1996, a decrease of 29% from royalties expense of $227,052 for the three months ended September 30, 1995. The decrease in royalties expense during this period was a result of two promotions, the Chevron toy car reorder and the McDonald's Ozzie Smith promotion, which had little or no royalty obligations. Royalties expense as a percentage of sales decreased to 5% of sales for the three months ended September 30, 1996 from 6% of sales for the three months ended September 30, 1995, due to the premium promotions noted above.

Marketing expenses were $467,408 for the three months ended September 30, 1996, an increase of 12% from marketing expenses of $416,536 for the three months ended September 30, 1995. The increase in marketing expenses is the result of a greater number of sales and support staff personnel employed by the Company as well as increased compensation which was not incurred during the corresponding period in 1995. Marketing expenses as a percentage of sales increased to 15% of sales for the three months ended September 30, 1996, from 12% of sales for the three months ended September 30, 1995, primarily as a result of allocating the non-variable components of marketing expenses, such as wages, advertising, and exhibiting costs, over lower sales volume.

General and administrative expenses were $525,198 for the three months ended September 30, 1996, an increase of 2% from general and administrative expenses of $513,363 for the three months ended September 30, 1995. This nominal increase is principally the result of consulting and legal fees incurred during the three months ended September 30, 1996 in connection with the Company's adoption of a shareholder rights plan.

Interest expense was $ 3,821 for the three months ended September 30, 1996, a decrease of 44% from interest expense of $6,842 for the three months ended September 30, 1995. The decrease of $3,021 reflects the elimination of the Company's long-term debt.

Interest income was $ 31,321 for the three months ended September 30, 1996, as compared to $44,672 for the three months ended September 30, 1995. This decrease is reflective of the lower cash balances during the three months ended September 30, 1996 as compared to the corresponding prior year period.

Nine Months Ended September 30, 1995 and 1996:

Sales were $ 18,179,613 for the nine months ended September 30, 1996, an increase of 219% from sales of $5,700,152 for the nine months ended
September 30, 1995. The increase was the result of both promotional and retail divisions realizing substantial increases in sales over the nine months ended September 30, 1995. For the nine months ended September 30, 1996, promotional sales were $13,400,000, of which Chevron and Burger King accounted for 59% and 34% of promotional sales, respectively. The Company anticipates that Chevron will account for the majority of promotional sales during the fourth quarter of 1996. Additionally, the Company anticipates that, given the lack of any significant toy car business in 1997, Chevron will account for an insignificant percentage of total promotional sales in 1997. The Company is pursuing broadening its customer base by creating new promotional programs for prospective corporate clients that are sponsors of sports in which the Company is introducing new products. Examples of this include the new NASCAR Fototire product, the Fotopuck hockey puck, and the lapel pin business. The Company's baseball-related sales increased significantly during 1996 as compared to 1995, due in part to the adverse impact that the MLB labor dispute had on sales during the first half of 1995. Additionally, retail sales, particularly baseball-related sales, increased significantly for the nine months ended September 30, 1996 as a result of increasing sales with national mass merchants particularly JC Penney and Wal-Mart, and to a lesser extent, K-Mart. Overall, retail sales were $4,780,000 for the nine months ended September 30, 1996, a 50% increase over retail sales of $ 3,188,000 for the corresponding prior year period.

Gross profit was $ 5,958,497 for the nine months ended September 30, 1996, an increase of 128% from gross profit of $2,614,131 for the nine months ended September 30, 1995. As previously noted, gross profit increased on an absolute basis due to increased sales. Gross margins as a percentage of sales decreased from 46% to 33% for the nine months ended September 30, 1995 and 1996, respectively, reflecting the effects of the $ 7,867,000 in low margin toy car sales to Chevron during the nine months ended September 30, 1996. These low margins were mitigated in part by significantly higher margins on its sports-related promotions and retail sales. The Company anticipates that the margins in the fourth quarter of 1996 will be lower than the aggregate margins of 33% realized during the nine months ended September 30, 1996, due to the $ 6,000,000 toy car promotion to be delivered during this period. As previously noted, the Company expects toy car sales to constitute a nominal amount of total sales in 1997, and therefore the Company's core sports-related business should contribute to higher aggregate margins in 1997.

Operating expenses were $ 3,950,423 for the nine months ended September 30, 1996, an increase of 51% from operating expenses of $2,619,004 for the nine months ended September 30, 1995. Operating expenses as a percentage of sales decreased to 22% of sales for the nine months ended September 30, 1996 from 46% of sales for the nine months ended September 30, 1995, as a result of the Company's fixed operating costs being allocated over significantly higher sales volumes.

Royalties expense was $ 773,564 for the nine months ended September 30, 1996, an increase of 99% from royalties expense of $388,877 for the nine months ended September 30, 1995. The increase in royalties expense during this period was the result of significantly higher retail sales, which typically require royalties of between 8-15%, and substantially higher promotional baseball-related sales which required a 10% royalty. Royalties expense as a percentage of sales decreased to 4% of sales for the nine months ended September 30, 1996 from 7% of sales for the nine months ended September 30, 1995. This decrease was due to royalties expense for the nine months ended September 30, 1996 being allocated over significantly higher sales volumes that included $ 7,867,000 of non-royalty bearing toy car sales. The Company anticipates that, given the expected increase in contribution from the Company's sports-related business, royalties expense as a percentage of sales in 1997 will be more reflective of the percentage realized during the nine months ended September 30, 1995. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. Most of the Company's significant licenses expire on December 31, 1996 with the exception of the NFL license which expires on March 31, 1998. Although historically the Company's licenses have been renewed by its licensors, and the Company does not anticipate the non-renewal of any of its significant licenses, there can be no assurance that the Company will continue to be able to renew its licenses, that the renewal will be on acceptable terms and conditions, or that the Company will be able to enter into comparable new licensing agreements.

Marketing expenses were $ 1,513,122 for the nine months ended September 30, 1996, an increase of 75% from marketing expenses of $865,630 for the nine months ended September 30, 1995. The $ 647,492 increase in marketing expenses during this period is principally due to increased personnel and benefit costs along with higher travel and related expenses. Marketing expenses as a percentage of sales decreased to 8% of sales for the nine months ended September 30, 1996 from 15% of sales for the nine months ended September 30, 1995 as a result of the non-variable components of marketing expenses, such as wages and exhibiting costs, being allocated over substantially higher sales volumes.

General and administrative expenses were $ 1,506,840 for the nine months ended September 30, 1996, an increase of 23% from general and administrative expenses of $1,226,129 for the nine months ended September 30, 1995. This increase is a result of several factors, including increased personnel and compensation costs, higher occupancy costs associated with the Company's production facility, and higher insurance costs reflecting the increase in sales during this period.

Interest expense was $ 20,397 for the nine months ended September 30, 1996, a decrease of 3% from interest expense of $21,025 for the nine months ended September 30, 1995. The nominal change in interest expense between the periods reflects the elimination of the Company's long-term debt offset by increases in capital leases of equipment and machinery purchases. The Company anticipates that interest expense in 1997 will increase moderately reflecting additional capital lease purchases as more fully explained in "Liquidity and Capital Resources" below.

Interest income was $ 123,650 for the nine months ended September 30, 1996, as compared to $176,262 for the nine months ended September 30, 1995. This decrease is due to two factors: as more fully explained below, the Company's average cash balances available for investment were lower during the nine months ended September 30, 1996 as compared to the corresponding prior year period. Additionally, the interest rate yield realized on its cash during the nine months ended September 30, 1996 was lower than the corresponding prior year period, reflecting both a modest decline in interest rates in the market, and the Company taking a shorter term investment position in order to meet working capital requirements during the period.

Income tax expense of $ 847,500 was recorded for the nine months ended September 30, 1996, as compared to income tax expense of $60,400 for the nine months ended September 30, 1995. The Company recognized income tax expense for the nine months ended September 30, 1996, as a result of the income before income taxes of $ 2,111,327. As of December 31, 1995, the Company had net operating loss carry forwards for federal tax purposes of approximately $ 1,800,000 expiring in various amounts through 2009. The Company estimates that it will realize sufficient pre-tax income in 1996 and future periods to fully utilize prior loss carryforwards.

Net income was $ 1,263,827 or $.37 per share for the nine months ended September 30, 1996, as compared to a net income of $89,964 or $.03 per share for the nine months ended September 30, 1995.

Liquidity and Capital Resources

The Company's net working capital increased by $ 1,914,386 from December 31, 1995 to September 30, 1996, to a net working capital surplus of $ 7,327,773 at September 30, 1996 from a net working capital surplus of $5,413,387 at December 31, 1995. Cash flow used in operating activities decreased by $ 243,871 from cash used in operations of $364,265 for the nine months ended September 30, 1995 to cash used in operations of $ 120,394 for the nine months ended September 30, 1996. This decrease in cash used in operations was primarily the result of significant increases in the Company's accounts receivable and inventory balances offset by income from operations. The Company's expanding product lines, including mini-baseball gloves, hockey pucks, and Fototire motor sport products, substantially all of which are imprinted at the San Diego facility, will require the Company, in the future, to maintain these higher inventory levels. During the nine months ended September 30, 1996, the Company used approximately $ 58,010 to reduce its debt obligations. The Company also utilized cash resources for the acquisition of non-current assets, such as property and equipment additions. Management is continuously evaluating its systems and facilities to promote efficiencies, lower its operating costs and remain technologically competitive. For the nine months ended September 30, 1996, the Company acquired fixed assets for an aggregate purchase price of approximately $ 89,000, including production machinery and office computer equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $ 700,000, which includes approximately $ 450,000 earmarked for an additional

6,000 square foot in its existing building. The Company is in preliminary negotiation with the landlord with respect to this addition. This additional office space will accomodate the increase in sales and support staff anticipated during the next several years. The remaining $ 250,000 will be used to purchase additional production machinery, furniture, computer equipment and software. The Company has secured five year term financing from a bank for the above capital requirements.

Cash and equivalents aggregated $ 1,855,598 at September 30, 1996, a decrease of $ 306,670 from cash and equivalents of $2,162,268 at December 31, 1995. As previously noted, total cash decreased during the period as a result of significant increases in accounts receivable and inventory balances. Cash and equivalents was reclassified to restricted cash at September 30, 1996 as a result of the issuance by the Company's bank of a stand-by letter of credit to a supplier. The $3,000,000 credit facility with a bank as described below, which expires on December 19, 1996, supports this stand-by letter of credit, and is collateralized by treasury bill investments. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above mentioned supplier or in procuring goods from other overseas suppliers.

At September 30, 1996, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $ 195,000 in the aggregate through 1999, of which $ 38,000 is due at various times in 1996. Given the Company's operating profits to date and anticipated increases in retail product sales, management expects these guaranteed royalties to be funded from operating cash flows.

Accounts receivable were $ 2,315,023 at September 30, 1996, an increase of $ 1,726,743 from accounts receivable of $588,280 at December 31, 1995. The increase was due to substantially higher sales during the three months ended September 30, 1996, as compared to the three months ended December 31, 1995. Additionally, amounts due from Chevron and McDonald's resulting from third quarter 1996 orders aggregated $ 1,139,000 of this accounts receivable balance.

In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowings under the line of credit are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expires on December 19, 1996, supports an irrevocable stand-by letter of credit of $1,000,000 which expires on December 15, 1996, that has been issued to a supplier and is collateralized by treasury bill investments. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowing are limited to available collateral, as defined in the agreement. Borrowings under the facility bear interest at the bank's prime rate plus .75%. The revolving credit contains covenants requiring the Company to maintain a minimum net worth level and minimum working capital and debt to equity ratios.

The Company recently received from Scripps Bank an increase to this revolving credit line to $ 2,000,000 for purposes of financing the production of the Holiday 1996 promotion with Chevron. Additionally, the terms of this revolving line of credit were extended thru April 15, 1998. The Company also received from Scripps Bank a term loan of $500,000 to fund the proposed leasehold improvements of the Company's San Diego facility. The term loan is to be repaid over 60 months.

There were no borrowing under either line of credit as of September 30, 1996.

Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1997.

The Company anticipates using the remaining portion of the proceeds of the Offering for marketing and sales activities, to obtain new licenses, including costs associated with placing new products in production, to purchase raw materials, to acquire capital improvements, and for working capital and general corporate purposes.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited, to those discussed in the "Management's Discussion and Analysis or Plan of Operation" of this report and "Description of Business", "Manufacturing, Supply and Distribution", "License Agreements", "Backlog" and "Other Considerations" included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

                       PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)       Exhibits
                  11.1  Statement re: computation of earnings per share
                  27    Financial Data Schedule

     (b)       Reports on Form 8-K for the three months ended
               September 30, 1996 - None

                               SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             FOTOBALL USA, INC.
                                             _________________
                                                (Registrant)




Dated: November 13, 1996                   BY:  /s/ Michael Favish
                                           ________________________
                                           Michael Favish
                                           President and
                                           Chief Executive Officer
                                           (Duly Authorized Officer)




Dated: November 13, 1996                   BY:  /s/ David G. Forster
                                           _________________________
                                           David G. Forster
                                           Vice President-Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)