Form 10KSB
period 1996-12-31
FOTOBALL USA INC
filed 1997-04-15
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.C.  20549
                             _______________

                              FORM  10-KSB

               [ X ]  Annual Report under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1996

               [   ]  Transition Report under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                For the transition period from ____________ to ____________

                         Commission file number:  0-24608
                             ___________________

                             FOTOBALL  USA,  INC.
               (Name of small business issuer in its charter)

       Delaware                                     33-0614889
   ________________                              ______________
(State or other jurisdiction                    (I.R.S. employer
of incorporation or organization)            identification number)

               3738 Ruffin Road, San Diego, California  92123
              ________________________________________________
             (Address of principal executive offices)  (Zip Code)

                   Issuer's telephone number:  (619) 467-9900
                                               _______________

             Securities registered under Section 12(b) of the Exchange Act:
                                    None

             Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.01 par value
                   Redeemable Common Stock Purchase Warrant
                         Preferred Stock Purchase Right

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No
                                     __       __

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [    ]

    The Issuer's revenues for the fiscal year ended December 31, 1996 were $25,997,162.

    The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 27, 1997, was $9,656,451.

    As of March 27, 1997, the Company had 2,676,742 shares of Common Stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

    Transitional Small Business Disclosure Format:  Yes        No   X
                                                    ___            ___

                                   PART I

Item 1.	Description of Business

General

    Fotoball USA, Inc., a Delaware corporation (the "Company"), designs, develops, manufactures and markets high quality custom sports and non-sports related products for promotional programs. Additionally, the Company designs and manufactures custom sports products which are sold in the licensed product retail market through independent manufacturers' representatives and directly to a nationwide network of over 2,000 retailers, including Walmart, J.C. Penney, Kmart, Target, Pro Image and The Sports Authority. The Company currently holds licenses with Major League Baseball Properties ("MLBP"), the Major League Baseball Players Association ("MLBPA"), the National Association of Professional Baseball Leagues, Inc. (representing professional minor league baseball; collectively, "Professional Baseball"); the National Football League Properties, Inc. and NFL Players Inc. (collectively "NFL"); National Hockey League Enterprises and NHL Players' Association (collectively "NHL"); Major League Soccer ("MLS"); and over 90 colleges and universities ("Colleges").
The Company has also signed license agreements with eight NASCAR drivers, four motor speedways and Goodyear Tire & Rubber Co. ("Goodyear"), the California Sesquicentennial Foundation and a retail license with WB Sport, Warner Bros. new sport merchandise brand. Pursuant to these licenses, the Company has the right to use, for commercial purposes, the names and logos of sports leagues, teams, colleges and universities and the likenesses of certain sports figures. A major component of the Company's operations is the design, development and manufacture of promotions for major corporations using imprinted sports-related products and non sports-related products.

    The Company's 1997 product lines include: (i) baseballs: synthetic leather, both mini and official size and weight baseballs licensed by Colleges and Professional Baseball, featuring players' images, statistics and/or school, team and league logos; (ii) footballs: synthetic leather, miniature footballs licensed by the NFL and Colleges, featuring helmet logos and shields of NFL teams, NFL Quarterback Club players' images, statistics and/or NFL team and league logos, College logos and/or mascots, and brand licensed full-size footballs; (iii) basketballs: synthetic leather, miniature basketballs licensed by Colleges, featuring College logos and/or mascots, and brand licensed full-size basketballs; (iv) hockey pucks: official size and weight ice hockey pucks featuring unique logo designs displayed in a replica hockey net and licensed by NHL; (v) Fototires: miniature synthetic rubber tires, scaled proportionally for size and weight, which replicate the exact appearance of a NASCAR and INDY tire, featuring drivers' images and/or cars;
(vi) lapel pins: high-quality lapel pins featuring corporate logos and designs for promotions and special events; (vii) soccer balls: miniature and regulation-size synthetic leather soccer balls licensed by MLS, featuring players' images, and/or MLS team and league logos; (viii) brand licensed and performance ball products: regulation-size synthetic leather or vulcanized rubber sports balls, featuring imprinted corporate logos, designs and animated characters, including products for Disney Attractions, Official All Star Cafe, and WB Sport; and (ix) custom-designed products, including, for example, toy cars based upon characters featured in a major oil company's national advertising campaign and plush teddy bears licensed by the California Sesquicentennial Foundation.

    The Company's business is segregated into two distinct market segments: the promotions business, in which the Company sells custom-designed products directly to customers, and the licensed product retail market, in which the Company sells directly to mass merchants and through independent representatives to the retail marketplace. The Company's promotions customers, which include large corporations such as Chevron, Coca-Cola, Burger King and McDonalds, purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of professional sports teams. In
1996, the Company designed, manufactured and distributed two national toy car promotions for a major oil company which aggregated approximately $14,000,000 in sales. In 1996, 76% of the Company's sales was derived from sales to promotions customers (with 54% of the Company's sales derived from the toy car promotions), as compared to 40% in 1995 (with 26% of the Company's sales derived from contracts for the sale of promotional products to a national quick serve restaurant ("QSR") chain). The Company provides its promotions customers with a wide range of design, product development and manufacturing services. These services include assisting customers in the negotiation of corporate sponsorships with professional sports teams and their associations, in designing and developing promotions and in procuring product licenses and authorizations. The Company is responsible for all phases of production, including creative design, manufacturing, quality control, packaging and shipping.

    At the retail level, the Company's account base has increased to over 2,000 retailers, including selected department stores and mass merchants (such as Walmart, J.C. Penney, Kmart, Target, Pro Image and The Sports Authority), theme parks (including Sea World, Disneyland, Disney World, Hershey Park and Six Flags, airport and hotel concessionaires (including Paradies, Duty Free Shops, Host Marriott and the Del-Star Group), various licensed sports specialty and sporting goods chains, various consumer catalogs and Professional Baseball stadiums (including all 28 Major League Baseball stadiums and 95 professional minor league baseball stadiums).

    Fotoball USA, Inc., a California corporation and the predecessor to the Company ("Fotoball California"), was incorporated under the laws of the State of California on December 13, 1988. The Company was incorporated under the laws of the State of Delaware on April 27, 1994, for the purpose of merging and continuing the business of Fotoball California. On July 29, 1994, Fotoball California merged with and into the Company, with the Company being the surviving corporation.

Products

    The Company offers a variety of custom-imprinted sports and non-sports products across a broad range of price points. The Company currently markets approximately 530 custom-imprinted sports products with general wholesale prices ranging from $3.50 to $7.95 per item. As of March 1997, the Company had significantly expanded beyond its historical product lines of baseball and football to include:

        * Basketballs
        * Hockey pucks
        * Fototires
        * Lapel pins
        * Soccer balls
        * Brand licensed and performance products

    The above noted products were primarily introduced (or reintroduced, in the case of soccer balls and hockey pucks) in the latter part of 1996 or in early 1997 and therefore did not materially contribute to the Company's sales in 1996. However, the Company anticipates that these new product lines should contribute significantly to the growth of the Company's promotional and retail sports-related sales in 1997 and beyond.

    The following is a description of each of the Company's 1997 product lines:

Baseball:

    The Company uses a synthetic leather, official size and weight baseball on which it prints the various images. All the materials such as the PVC (synthetic leather), thread and core are specified by the Company according to its quality requirements. Various exclusive "fancy" synthetic leathers have been developed by the Company for use in its Major League Expressions line. The baseball product line includes the following:

        Fotoball Baseball - Baseball featuring a players' image and statistics.

        Club Crest Baseball - Baseball featuring team logo in a unique crest design along with the team's history. This is done for all 30 Major League Baseball teams.

        Mini-glove and baseball gift set - A mini baseball glove constructed from genuine leather combined with a baseball featuring Major League Baseball team logos, Negro League Baseball team logos, Peanuts and holiday/event themes including Father's Day .

        Major League ExpressionsTM Baseball - Baseball featuring granite color, black stitching and team logos.

        Negro League BaseballTM - Baseball featuring "old fashioned look" color and official team logo and historical narrative.

        "Outta the Park" Baseball - Baseball featuring colorful geometric and youth oriented designs of each Major League Baseball team.

        University Diamond CollectionTM - Baseball featuring university or college logos.

        Promotional Baseball - Baseball custom-printed and used for promotions.


Football:

    The Company uses a 6.5-inch football with brown synthetic pebble finish leather on three panels and white synthetic leather on the fourth panel for its miniature football. The miniature football has a polyurethane inflatable bladder and custom miniature version of official lacing. Each miniature football is packaged with a scaled-down kicking tee which is used as a display stand. The Company uses a full-size football constructed of synthetic leather for its brand licensed products. The football product line includes the following:

        Teamball Football- Football featuring the logo of an NFL team in full color on the white panel and the NFL shield printed in gold on one of the brown panels.

        NFL Quarterback Club Fotoball Football - Football featuring a full color image of a player, together with his replica autograph.

        University Teamball - Football featuring a full color image of a university or college logo.

        Performance/Full-size Football - Football featuring color images for specialty retailers such as Walt Disney and WB Sport.

        Promotional Football - Full-size and miniature footballs custom-printed and used for promotions.

Basketball:

    The Company uses a 16-inch circumference basketball with high-grade synthetic leather finish on six panels and white synthetic leather on two panels for its miniature basketballs. The miniature basketball is crafted with full regulation construction and has a butyl inflatable bladder.
The Company uses a full-size basketball constructed of vulcanized rubber for its brand licensed products. The basketball product line includes the following:

        University Teamball - Basketball featuring a full color image of a university or college logo and nickname.

        NBA team logoball - Basketball featuring full color logos of several National Basketball Association ("NBA") teams, sold to individual teams for exclusive sale by the respective team within the arena.

        Performance/Full-size Basketball - Basketball featuring full color images for specialty retailers.

        Promotional Basketball - Full-size and miniature basketball made primarily from vulcanized rubber featuring graphic designs of team, college or corporate logos for promotions.

Soccer Ball:

    The Company uses a 16 inch synthetic leather soccer ball for its miniature soccer balls. The miniature soccer ball is machine-stitched with a polyurethane or butyl inflatable bladder and consists of 12 five-sided panels. The Company uses a full-size soccer ball constructed of vulcanized rubber for its brand licensed products. The soccer product line includes the following:

        Fotoball Soccer Ball - 12-panel miniature soccer ball featuring MLS team logos, player images and player facsimile autographs.

        Performance/Full-size Soccer Ball - Soccer ball featuring color images for specialty retailers.

        Promotional Soccer Ball - Full-size and miniature soccer ball, size 2-5, custom-printed and used for promotions.

Hockey Pucks:

    The Company re-introduced its trademarked Fotopuck product in February 1996 through a regional hockey puck promotion sponsored by a national QSR chain. The Company recently signed a $1,700,000 contract with this same customer for a three-market hockey puck promotion during the first quarter of 1997. See also "Backlog." The promotional hockey puck product is an official game puck, custom imprinted with a player's image, team logo and/or corporate logo which is licensed by the NHL. Also beginning in the spring of 1997 the Company will introduce into the retail market a hockey puck, featuring Chromium GraphicsTM process designs on a disk displayed in a hockey net.


Fototire:

    Fototire is a miniature rubber tire scaled proportionally for size and weight and replicates the exact appearance of a NASCAR and INDY tire. The Fototire has the marks of Goodyear authorized through a license agreement with Goodyear, and contains a disk in the center of the tire, upon which a driver's image and/or car, along with corporate logos, are depicted using the Company's imprinted process and/or Chromium GraphicsTM designs. The Company will begin selling this product into the retail market in the spring of 1997.


Lapel Pins:

    Beginning in the fourth quarter of 1996, the Company expanded into the lapel pin market. The Company produces a variety of lapel pin styles and quality including cloisonne, die struck, brass etched and steel for corporate promotions and to brand licensed retail customers such as Planet Hollywood and Official All Star Cafe.


Toys:

    During 1996, the Company designed, manufactured and distributed toy cars for two national promotions based on a major oil company's car characters national advertising campaign. Approximately 3,200,000 toy cars were distributed to over 4,000 service stations nationwide. Although the Company does not anticipate any significant toy car sales in 1997, the toy car promotions delivered in 1996 expanded the Company's opportunities and expertise in the non-sports promotions business. The strategic relationship that the Company has developed with an Asian toy manufacturer and a U.S.
toy design company favorably positions the Company to expand its promotional and retail business beyond sports balls. For example, the Company has designed three plush teddy bears licensed by the California Sesquicentennial
Foundation, featuring the look of a surfer and a gold prospector.  The
Company expects that these products will be available for retail distribution in the latter part of 1997.

    The following table sets forth the percentage of the Company's total sales contributed by each of the Company's significant product lines for the years ended December 31, 1995 and 1996:

                                             PERCENTAGE OF SALES
               PRODUCT                      YEARS ENDED DECEMBER 31,
               -------                     ------------------------
                                               1995            1996
                                            ---------       --------
             Baseball:
                Promotion                       32%             19%
                Retail                          43              16
                                            ---------       --------
                     Total                      75              35

             Football:
                Promotion                        8               1
                Retail                          15               6
                                            ---------       --------
                     Total                      23               7

             Toys:
                Promotion                       --              54
                                            ---------       --------
                     Total                      --              54

             Other:
                Promotion                       --               2
                Retail                           2               2
                                            ---------       --------
                     Total                       2               4
                                            ---------       --------
                                               100%            100%
                                            =========       ========

Manufacturing, Supply and Distribution

    A significant portion of all raw materials used in the production of the Company's retail products are purchased from unaffiliated manufacturers in the Far East. Additionally, the majority of the Company's promotions products are manufactured according to Company and customer specifications by these same unaffiliated manufacturers. In 1996, the Company purchased approximately 89% of its raw materials and finished promotions goods from four companies located in China, with one manufacturer accounting for 57% of total raw materials and finished promotions goods purchased. The imprinting process, which involves the application of an image onto the blank ball, is performed either at the Company's San Diego, California facility or in China, depending upon the complexity of the printing process required.
The complex four-color process is performed exclusively at the San Diego facility and the less sophisticated printing can be performed either at the San Diego facility or in China. The Company is increasingly shifting the imprinting of its products, including screen printing of certain four-color retail product, to companies located in China to capitalize on significantly lower manufacturing costs. The Company's senior management periodically visits its suppliers to supervise the manufacturing of its products and to ensure compliance with the Company's quality control standards and specifications. The Company is not a party to any written contract with any supplier and relies on its long-standing relationships to ensure quality, responsiveness and efficiency. All of the Company's products manufactured abroad are paid for in United States dollars.

    Foreign manufacturing is subject to a number of risks, including production and transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls, and changes in government policies. China currently enjoys most favored nation ("MFN") trading status with the United States, although there can be no assurance that China will continue to enjoy MFN trading status in the future or that conditions on China's MFN status will not be imposed. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse impact on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty. Although alternative suppliers may be available in other countries at competitive prices, and the Company continues to evaluate their ability to compete in terms of cost, quality, production capacity and other considerations, there can be no assurance that the Company would be able to find alternative suppliers in a timely manner or that such suppliers would meet the Company's cost, quality or production capability standards.

License Agreements

    The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images on many of its products pursuant to license arrangements with Professional Baseball, the NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through December 31, 1999. The Company may acquire other licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's material licenses, particularly with Professional Baseball or the NFL, could have a material adverse effect on the Company's business. The following is a brief description of the Company's material license arrangements with its licensors:

    The Company was granted by the Major League Baseball Players Association ("MLBPA") the non-exclusive right to utilize on regulation-size baseballs and cotton wrist sweatbands sold in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likenesses, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into a commercial agreement with the MLBPA. The term of the license extends through December 31, 1997, with two one-year renewal options. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBPA upon acceptable terms at its expiration.

    The Company was granted by Major League Baseball Properties, Inc. ("MLBP") the non-exclusive right to utilize on regulation-size baseballs, sweatbands, mini gloves and mini leather baseballs sold in the United States the names, symbols, logos and other similar or related identification of "MLBP." Furthermore, MLBP also granted to the Company the non-exclusive right to utilize on these same products the names, likenesses and signatures of certain retired baseball players. The term of the license extends through December 31, 1999. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBP upon acceptable terms at its expiration.

    The Company was granted by National Football League Properties, Inc. ("NFLP") the non-exclusive right to utilize on collectible miniature footballs in the United States the names, symbols, designs and colors of the following: "National Football League," "NFL," "NFC," "AFC," "Super Bowl," "Pro Bowl," the "NFL Shield" design, the Member Clubs of the NFL (including the helmet designs, uniforms, team names, nicknames, identifying slogans and logos and other member club indicia) (the "Team license"), and the names, likenesses, portraits, pictures, photographs, signatures and biographical information of the NFL Quarterback Club and its members ("Quarterback Club" license). The terms of the licenses extend through March 31, 1998. The Company is obligated to pay a royalty based on net sales of licensed products subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the NFLP upon acceptable terms at its expiration.

    Historically, the Company's licenses have been renewed by its licensors. Although the Company believes it will be able to renew its licenses upon their expiration, there can be no assurance that such renewal can be obtained on terms acceptable to the Company. The inability of the Company to renew existing licenses and/or acquire additional licenses could have a material adverse impact on the Company's sales and earnings.


Other Considerations

    Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1996, 76% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $14,122,000, or 54% of sales, and another customer accounted for aggregate sales of $4,400,000, or 17% of sales. During the year ended December 31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products to 189 customers, of which one customer accounted for aggregate sales of $2,015,000, or 26% of sales. In expanding its sports product retail business, devoting greater resources to its sales staff, and seeking diversification of its promotions business by expanding its customer base and product offerings, the Company's goal is to reduce the potential variability of its quarterly results in future years. The effect, however, of increasing its sales staff to leverage its sales opportunities may be to increase operating costs in the short term.

    Variability of Gross Margins - Historically the Company has realized gross margins as a percentage of total sales of between 45-50%. This represented an aggregation of somewhat lower margin promotions sales offset by higher margin retail sales. Generally, the Company's promotions sales realize lower margins than its retail sales. In 1996, the Company realized gross margins of 29% as a result of the previously mentioned low margin toy car promotion sales.
As the Company does not anticipate any material toy car sales during 1997, the Company expects that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, consistent with years prior to 1996. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

    Variability of Operating Results; Seasonality; Dependence Upon Baseball Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 74% and 35% of the Company's sales during the years ended December 31, 1995 and 1996, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincides with the baseball season. As a result of the Major League Baseball ("MLB") strike commencing in August 1994, and the delay in the start of the 1995 MLB season, the Company's baseball-related business was materially adversely impacted during the first half of 1995. However, the Company experienced an upsurge in its baseball and football-related business during the last half of 1995. The Company believes that the recent signing of a collective bargaining agreement between MLB players and owners should have a positive impact upon the Company's future baseball business. Baseball related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Despite these toy car sales, which are not anticipated to be material in the future, the Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

    Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer, and Fred Ostern, its Vice President of Marketing. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994, which, among other things, precludes Mr.
Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000. Mr. Ostern has entered into a three-year employment agreement with the Company, commencing on January 1, 1996, which, among other things, precludes Mr. Ostern from competing with the Company for a period of one year following termination of his employment with the Company. The loss of the services of Mr. Ostern could have a material adverse effect on the Company's business and prospects. See Item 3, "Legal Proceedings".

Backlog

    Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders in which an agreement has been signed defining the terms and quantity of the promotion, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. The Company's backlog of orders was $13,300,000 and $1,700,000 as of March 15, 1996 and 1997, respectively. The 1996 backlog represented principally three significant promotions: a $9,000,000 toy car promotion, which was subsequently reduced to $7,200,000, a $386,000 contract to produce Fotopucks for a Detroit Red Wings promotion, and a $3,600,000 contract to produce "Teamstar Fotoball" baseballs for a national QSR chain.
The 1997 backlog represents a three-market Fotopuck promotion for a national QSR chain. Because of the wider array of product lines offered by the Company in 1997 beyond baseball-related products, and the difference in the selling season of these new products such as the Fototire and hockey puck, the Company's backlog at March 15, 1997 may not necessarily be indicative of future revenues or earnings.


Competition and Technological Change

    The promotions and sports-related retail businesses are highly competitive, diverse and constantly changing. The Company experiences substantial competition in most of its product categories from a number of companies, some of which have greater financial resources and marketing and manufacturing capabilities than the Company.

    The Company competes primarily on the basis of customer service, creativity in product design, quality and uniqueness of products, prompt delivery and a reputation of reliability. The Company believes that it successfully competes in each of the above areas and that the Company has an advantage by offering a full range of services from design through distribution.

    The licensed sports-related product industry differentiates itself from other industries in that the licensors control the extent of competition among licensees and typically do not grant exclusive licenses. Generally, licensors allow vendors to use licensed products under non-exclusive license agreements, and such licensors may license more than one vendor in a particular product line. Although the Company has been successful in obtaining and renewing such licenses, and in being the sole vendor of certain licensed product lines, there can be no assurance that other competitors will not obtain competing licenses to sell the same or similar products in the future. Beginning in 1997, the Company began competing directly with Rawlings Sporting Goods Company, Inc. ("Rawlings") in the team logo baseball business after Rawlings received licensing rights from MLB Properties, Inc. for this product category. The Company also competes with Rawlings for certain promotional baseball programs, as noted below.

    The technology currently being used by the Company has contributed to restricting direct competition of its product lines. The future success of the Company will be dependent, in large part, upon its proprietary printing process and ability to keep pace with advancing printing and photographic technology. There can be no assurance that new printing or photographic technology will not be developed that renders the Company's current printing process and products obsolete or inferior or that other competitors will not develop the technology currently used by the Company.

    The domestic promotions business is highly competitive. The Company believes that given the custom-designed nature of its sports-related products, such as the mini-football, the Fotopuck and the new Fototire, that no significant competition exists other than Baden Sports, Inc. and Rawlings.
As previously noted, Rawlings has established itself as a more significant competitor in certain categories of the Company's promotional baseball business. Additionally, a variety of companies that can outsource sports ball products from China do compete against the Company for certain promotional orders. However, the Company believes that its creativity, higher quality and reliable service results in a competitive advantage. With respect to the diversification into non-sports related promotions, such as the toy car promotion, the Company competes with several other companies, the most significant of which are Alcone Simms O'Brien, a division of the Omnicom Group, Inc., Simon Marketing, Inc. and Equity Marketing, Inc. The Company's competitors include companies which have significantly greater financial and other resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

    Within its retail business the Company competes on the basis of its quality photographic imaging and processing, its strong relationships with its licensors, its price points, the brand equity of the Fotoball name in the marketplace and its use of selected distribution channels for retail products. The Company continually seeks to offer the latest and most advanced imaging technologies for its products. The Company has established a supplier relationship with Chromium Graphics, a company that has developed a patented new imaging medium that uses multi-color metalization that adds dimension and texture to products. As previously noted, the Company is using this metalization process to display the images of drivers, cars and/or team logos on its Fototire and Fotopuck products.


Trademarks, Proprietary Information and Patents

    Fotoball, Teamball, Fotopuck and Fototire are registered trademarks of the Company. The Company believes that Fotoball is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses brand names, such as Fotosweats, Teamsweats and Major League ExpressionsTM, which are not registered with the U.S. Patent and Trademark Office. The Company considers the Fotoball trademark to be material to its business.

    The Company is able to successfully reproduce an image, with all its half tones, on its products with detail and accuracy, using the Company's proprietary printing process. This process was developed by the Company by combining several pre-existing techniques that are used in other similar industries. To the Company's knowledge, no other company currently has the ability to perform the complete process. The Company does not rely upon any material patents or licensed technology in the operation of its business. The Company does not believe that it is possible to be issued a patent on its proprietary printing process and, accordingly, there can be no assurance that the Company's techniques, processes and formulations will not otherwise become known to, or independently developed by, competitors of the Company.

    The cost of advancing the technology used in its printing process and research and development costs associated with designing and creating new products are not considered significant.


Governmental Regulations

    In the United States, the Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous, and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the United States, as well as in Canada and Europe. The Company has established a strong quality assurance program (including the inspection of goods at factories and the retention of independent testing laboratories) to ensure compliance with applicable laws. While the Company believes that its products comply in all material respects with regulatory standards, there can be no assurance that the Company's products will not be found to violate applicable laws, rules and regulations, which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive, and which could have a material adverse effect on the business, financial condition and results of operations of the Company.

    The Company is engaged in a business that could result in possible claims for injury or damage resulting from its products. The Company is not currently, nor has it been in the past, a defendant in any product liability lawsuit. The Company currently maintains product liability insurance coverage in amounts which it believes are adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims.

    The Company's operations are subject to federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. The Company's imprinting process involves the use of inks, ink thinners, and xylene in the cleaning process of the ball. The Company believes that is has obtained all material permits and that its operations are in substantial compliance with all material applicable environmental laws and regulations. Any non-compliance with environmental laws and regulations is not likely to have a material adverse effect on the Company, its results of operations or its liquidity.

Employees

    As of March 1, 1997, the Company employed 71 persons full-time, including six in executive positions, eight in sales, six in graphic production, 15 in administrative support positions and 36 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is satisfactory.


Item 2.  Description of Property

    The Company's headquarters are located in approximately 27,000 square feet of leased space at 3738 Ruffin Road, San Diego, California 92123. The headquarters are leased from an unaffiliated party under a seven-year lease agreement which commenced in April 1994 for a monthly rent increasing incrementally from $8,800 to $18,710, including an additional 4,000 square feet occupied in October 1995, together with certain common area expenses, during the term of the lease. The Company's facility has reached its space utilization capacity both for inventory warehousing and office space. The Company is evaluating its options including the transfer of certain functions to additional offsite leased space. In March 1997, the Company began leasing an additional 7,500 square feet of inventory warehousing space from an unaffiliated party under a five-year lease agreement for a monthly rent of $4,500. It is the Company's intent to meet its increasing space requirements, resulting principally from the expansion of its retail business, by weighing the incremental costs of future additional space and expanding in a manner that is congruent with the overall profitability of the Company. There can be no assurance, however, that the Company will be successful in this regard.


Item 3.	Legal Proceedings

    The Company is a defendant in an action brought in San Diego County, California Superior Court on March 14, 1997 by Fred S. Ostern, the Company's Vice President-Marketing. The complaint alleges that the Company has breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. The claim seeks unspecified damages in excess of $50,000. A reserve in an amount deemed adequate by the Company has been recorded for the year ended December 31, 1996. The Company believes that it has meritorious defenses to the claim which it intends to assert vigorously. In the opinion of management, except as noted in the following paragraph, the outcome of the foregoing action will not, in the aggregate, have a material adverse effect on the Company's financial condition.

    Mr. Ostern was instrumental in bringing in approximately $19,000,000 and $2,000,000 in sales in 1996 and 1995, respectively. Such amounts represented 73% and 26% of total sales in 1996 and 1995, respectively. The Company anticipates that Mr. Ostern's contribution to the Company's sales will be far less in 1997 and 1998 than in 1995 and 1996, due to the non reoccurrence of the toy car promotions and the anticipated expansion of the Company's sales and marketing department. Despite the anticipated reduced contribution from Mr. Ostern in 1997 and 1998, the loss of the services of Mr. Ostern could have a material adverse effect on the Company's business and prospects.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                Part II


Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company's common stock ("Common Stock"), and redeemable Common
Stock purchase warrants ("Warrants") were traded over-the-counter on the Nasdaq SmallCap Market ("Nasdaq") from August 12, 1994, the effective date of the Company's initial public offering (the "Offering") to October 16, 1997 and on the Nasdaq National Market ("NMS") since October 17, 1996. The following table sets forth the range of bid prices for the Common Stock and Warrants during the periods indicated and represents inter-dealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not necessarily represent actual transactions.

                      SYMBOL              HIGH           LOW
                      ------              ----           ---
Common Stock:         (FUSA)

1995
First Quarter                            $  4.38         $4.00
Second Quarter                           $  5.25         $2.50
Third Quarter                            $  5.50         $3.13
Fourth Quarter                           $  5.50         $3.13

1996
First Quarter                            $  5.50         $3.88
Second Quarter                           $ 10.50         $4.38
Third Quarter                            $  9.25         $5.75
Fourth Quarter                           $  8.00         $4.50


Warrants:             (FUSAW)

1995
First Quarter                            $1.38           $1.38
Second Quarter                           $1.25           $ .38
Third Quarter                            $ .94           $ .50
Fourth Quarter                           $1.25           $ .56

1996
First Quarter                            $1.50           $1.00
Second Quarter                           $4.25           $1.13
Third Quarter                            $3.63           $1.38
Fourth Quarter                           $3.13           $1.00

    On March 21, 1997, there were approximately 73 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,446 beneficial owners of the Common Stock.

    The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for Years Ended December 31, 1995 and 1996:

    The following table sets forth certain operating data (in dollars, rounded and as a percentage of the Company's sales) for the years ended December 31, 1995 and 1996:
                                   1995                   1996
                                   ----                   ----
                                                 %                      %
                                                ---                    ---

Sales                    $       7,754,309      100    $25,997,162     100
Cost of Sales                    4,302,644       55     18,468,475      71
Gross Profit                     3,451,665       45      7,528,687      29
Operating Expenses               3,610,157       47      5,567,755      21
Operating Income (Loss)           (158,492)      (2)     1,960,932       8
Interest Expense                    27,753        1         38,843       1
Interest Income                    219,211        3        148,261       1
Income Before Income Tax            32,966        1      2,070,350       8
Income Tax Expense                  31,800        1        795,000       3
Net Income               $           1,166        1    $ 1,275,350       5

Sales:

    Sales were $25,997,000 for the year ended December 31, 1996, an increase of 235% from sales of $7,754,000 for the year ended December 31, 1995. The increase in sales was primarily due to a $3,575,000, or 64%, increase in baseball-related sales and approximately $14,122,000 in toy car promotional sales to a major oil company. Notwithstanding the significance of the toy car promotional sales contribution, the Company's core sports-related business increased 53% to $11,875,000 in 1996 as compared to $7,754,000 in 1995. The
Company anticipates that sales of toy cars in 1997 will not be significant and therefore overall sales in 1997 will be lower than 1996. However, the Company expects that its higher margin sports-related promotional and retail businesses should contribute to higher margins in 1997, consistent with years prior to 1996.

    Retail sales were $6,140,000 for the year ended December 31, 1996, an increase of 33% from retail sales of $4,630,000 for the year ended December 31, 1995. This increase was due to a continued expansion of sales to national mass merchants and the direct result of the Company's efforts to broaden and diversify its product lines. The Company believes that its ongoing efforts to expand its product offerings, such as with hockey, NASCAR, lapel pins and brand licensed merchandise, as well as mass merchant sales of WB Sport, Warner Bros. new all-star sports brand, should promote continued retail sales growth.

    Promotions sales in 1996 were $19,850,000 an increase of 539% from promotions sales of $3,107,000 for the year ended December 31, 1995. The increase was primarily due to the $14,122,000 toy car promotion and $4,400,000 of sales to a national QSR chain resulting from hockey and baseball promotions. Excluding the toy car promotion, the Company's promotions business increased $2,700,000 or 87% in 1996 as compared to 1995 due primarily to the previously noted QSR baseball promotion, together with increases of $397,000, $231,000 and $58,000, in hockey, football and basketball promotions sales, respectively.

Gross Profit:

    Gross profit was $7,529,000 for the year ended December 31, 1996, an increase of 118% from gross profit of $3,452,000 for the year ended December 31, 1995, reflecting the substantially higher sales in 1996. Gross margins as a percentage of sales for the year ended December 31, 1996 declined to 29% from 45% for the prior year period. This decline was the result of the $14,122,000 in low margin toy car sales realized in 1996 combined with significant anomalous shipping costs incurred in the delivery of the Spring 1996 toy car promotion. As the Company does not anticipate any material toy car sales during 1997, the Company expects that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, consistent with years prior to 1996. Excluding the impact of the toy car promotions, the Company's margins as a percentage of sales remained materially unchanged from 1995 to 1996.


Operating Expenses:

    The Company's operating expenses were $5,568,000 for the year ended December 31, 1996, an increase of 54% from operating expenses of $3,610,000 for the year ended December 31, 1995. Operating expenses as a percentage of sales decreased to 21% in 1996 from 47% in 1995. Operating expenses increased in absolute terms as a result of increases in sales-related expenses such as royalties and marketing expense. General and administrative expenses increased as a result of expanded facility and personnel costs incurred to accommodate the significant sales growth.

    Royalties expenses were $935,000 for the year ended December 31, 1996, an increase of 71% from royalties expenses of $546,000 for the year ended December 31, 1995. Royalties expenses as a percentage of sales decreased to 4% in 1996 from 7% in 1995. The decrease in royalties expenses during this period as a percentage of sales is due to the $14,122,000 of promotional toy car sales which had no royalty obligation.

    Royalties expenses increased in absolute terms in 1996 as a result of the 33% increase in retail sales during the year which typically carry royalty rates of between 8-18%. Additionally, the $4,000,000 of promotional baseball sales in 1996 to a national QSR customer required a 10% royalty. Excluding the impact of the toy car promotions, royalties as a percentage of sales were 8% in 1996. This is somewhat higher than the 7% realized in 1995 due to retail sales constituting a greater percentage of total aggregate sports related sales in 1996 as compared to 1995. The Company expects that in absolute terms, royalties expenses will increase in 1997, reflecting the anticipated increase in retail sales, and as a percentage of sales, will remain consistent with prior years (excluding the impact of the toy car promotions). As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. Most of the Company's significant licenses expire on December 31, 1999 with the exception of the NFL licenses which expire on March 31, 1998. Although historically the Company's licenses have been renewed by its licensors, and the Company does not anticipate the non-renewal of any of its significant licenses, there can be no assurance that the Company will continue to be able to enter into comparable new licensing agreements.

    Marketing expenses were $2,265,000 for the year ended December 31, 1996, an increase of 88% from marketing expenses of $1,206,000 for the year ended December 31, 1995. Marketing expenses as a percentage of sales decreased to 9% in 1996 from 16% in 1995, reflecting the absorption of the fixed components of marketing expenses over significantly higher sales volume. Marketing expenses increased $1,059,000 in absolute terms in 1996 primarily as a result of (1) higher wages and benefits associated with additional sales personnel, (2) increased sales bonus compensation, and (3) higher travel and exhibiting costs. The Company anticipates increases in sales wages and benefits in 1997, as a direct result of management's efforts to maximize and leverage the Company's current brand equity and greater product diversity by adding additional sales professionals. Other significant marketing expenses such as travel and exhibiting costs should remain relatively consistent with the prior year.

    General and administrative expenses were $2,130,000 for the year ended December 31, 1996, an increase of 30% from general and administrative expenses of $1,642,000 for the year ended December 31, 1995. The $488,000 increase between periods was primarily related to increased employee compensation commensurate with the overall growth of the Company's operations combined with an increase in insurance costs, higher office facility costs and higher public company-related expenses. The Company anticipates that general and administrative expenses for the year ending December 31, 1997 should be consistent with total general and administrative expenses incurred in 1996.


Other Income (Expense):

    Interest expense was $39,000 for the year ended December 31, 1996, an increase of 39% from interest expense of $28,000 for the year ended December 31, 1995. The increase of $11,000 was the result of purchases of equipment and machinery under capital leases combined with interest incurred on the amount outstanding in the fourth quarter on the revolving credit facility. The Company anticipates that interest expense will increase moderately reflecting additional capital lease purchases as more fully explained in "Liquidity and Capital Resources" below.

    Interest income was $148,000 for the year ended December 31, 1996 as compared to $219,000 for the year ended December 31, 1995. This decrease is due to two factors: as more fully explained below, the Company's average cash balances available for investment were lower during 1996 as compared to 1995. Additionally, the interest rate yield realized on its cash during 1996 was lower than the corresponding prior year period, reflecting both a modest decline in interest rates in the market and the Company taking a shorter term investment position in order to meet working capital requirements during the period.


Income Tax Expense:

    Income tax expense of $795,000 was recorded for the year ended December 31, 1996, as compared to income tax expense of $32,000 for the year ended December 31, 1995. The Company's effective tax rate in 1996 of 38% was lower than the statutory tax rate of 40%, primarily due to the charitable donation of certain inventory during the year. At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $1,033,000 of which, due to the change in the Company's ownership in connection with its initial public offering, the Company is limited to the use of approximately $350,000 per year to offset future taxable income. As such, future taxable income will only be partially offset by available loss carryforwards, resulting in increased payments of federal and state income taxes in future periods. Given these limitations on the use of loss carryforwards along with the current and anticipated future operating results, the Company expects to realize minimum taxable earnings sufficient to fully utilize the allowable loss carryforwards in 1997 and future periods. Therefore, no valuation allowance has been established at December 31, 1996.

Liquidity and Capital Resources

   The Company's net working capital increased by $1,437,000 from December 31, 1995 to December 31, 1996, to a net working capital surplus of $6,839,000 at December 31, 1996 from a net working capital surplus of $5,402,000 at December 31, 1995. Cash flow from operations decreased by $2,619,000 from cash used in operations of $954,000 for the year ended December 31, 1995 to cash used in operations of $3,573,000 for the year ended December 31, 1996. This decrease was primarily the result of the $5,600,000 accounts receivable with a major oil company resulting from a Holiday 1996 toy car promotion, which was subsequently collected in January 1997. If the payment of this $5,600,000 receivable had been received during December 1996, cash flow from operations and cash balances for the year ended December 31, 1996 would have been $2,027,000 and $6,582,000, respectively.

    Cash and equivalents aggregated $982,000 at December 31, 1996, a decrease of $1,180,000 from cash and equivalents of $2,162,000 at December 31, 1995. This decrease is primarily due to the significant increases in accounts receivable, as previously noted, and increased inventory levels in support of higher sales. The Company's expanding product lines, including mini-baseball gloves, hockey pucks, and the Fototires, substantially all of which are imprinted at the San Diego facility, will require the Company, in the future, to maintain these higher inventory levels. The Company also utilized cash resources for the acquisition of non-current assets, such as property and equipment additions. Management is continuously evaluating its systems and facilities to promote efficiencies, lower its operating costs and remain technologically competitive in support of its expanded product lines. During 1996, the Company acquired fixed assets for an aggregate purchase price of approximately $374,000, including production machinery, office and computer equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $500,000, to be used to purchase additional production machinery, office and computer equipment and software. Additionally, as previously discussed, the Company's facility has reached its space utilization capacity. The Company anticipates incurring costs, which are included in the $500,000 capital expenditure budget, on facility and leasehold improvements to accommodate the Company's need for additional space.

    Restricted cash of $1,000,000 at December 31, 1995 represented deposits with Merrill Lynch supporting an irrevocable stand-by letter of credit.

    At December 31, 1996, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $1,087,000 in the aggregate through 1999, of which $348,000 is due at various times in 1997. Given the Company's operating profits to date and anticipated increases in retail product sales, management expects these guaranteed royalties to be funded from operating cash flows.

    In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Borrowings under the line of credit were secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited from $1,000,000 to $3,000,000.
The line of credit, which expired on December 19, 1996, and was subsequently renewed on March 27, 1997 extending its term until December 10, 2001, supported an irrevocable stand-by letter of credit of $1,000,000, which expired on December 15, 1996, that had been issued to a supplier and was collateralized by treasury bill investments. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

    In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the facility bear interest at the bank's prime rate plus .75%. The revolving credit contains covenants requiring the Company to maintain a minimum net worth level and minimum working capital and debt to equity ratios. The Company subsequently received from Scripps Bank an increase in this revolving credit line to $2,000,000 for purposes of financing the production of the Holiday 1996 toy car promotion. Additionally, the terms of this revolving line of credit were extended through April 15, 1998.

    Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1997.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997, overall sales trends, gross margin trends, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1997, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.


1997 Outlook

    Looking forward to 1997, the Company expects a transitional year from the record year realized in 1996. The Company expects a decline in its total sales in 1997 over 1996 based on the non-reoccurrence of the $14,000,000 in 1996 toy car promotions sales. The Company anticipates that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, consistent with years prior to 1996. The Company does not expect, however, that anticipated retail sales increases and higher aggregate margins will fully replace the net income realized from the 1996 toy car promotions. Therefore, earnings are expected to be lower in 1997 than in 1996. However, given the variability of the Company's promotions business, it is possible that significant promotional programs could be realized during the summer and fall of 1997, although there is no way to currently predict such developments. Additionally, the Company's actual results for 1997 and future years are dependent upon how well the Company's new NASCAR, hockey and lapel pin product lines will be received both in the retail and promotional marketplace. The licensing of drivers and product and packaging development of the Fototire product took longer than anticipated and therefore no material sales of the Fototire was realized in the first quarter of 1997. However, the Company expects an acceleration of sales of the Fototire during the second half of 1997 and in 1998. Similarly, the backlog of baseball promotions sales is significantly lower in March 1997 as compared to the same period in 1996, due to the lack of a "national" baseball promotion in 1997. However, the Company anticipates that certain promotional projects during the summer of 1997, which the Company is currently discussing with certain customers, may lead to expanded "national" baseball promotions in 1998.

    The Company is addressing a number of critical issues including: the need to continue to strengthen and build its management and marketing team and structure; a diversification of its customer base so as to reduce sales concentration among a few customers; a renewed focus and priority in improving profitability in the near term through reduced overhead costs and increased gross margins; and the continued creation of effective and profitable promotional programs and the expansion of its product offerings. The company believes, notwithstanding the previously mentioned issues, that certain strong fundamentals exist which support a positive future outlook, including:

       * The Company is continuing the ongoing expansion of the Company's promotions customer base, through anticipated "national" promotions in 1998 which are based on the success of certain possible baseball, hockey and Fototire promotions in 1997;

       * Given the popularity of NASCAR and uniqueness of the Company's Fototire product, the Company believes that the Fototire may become one of the Company's top income producing product lines;

       * The Company's retail sales during the past three years have been growing at an average annual rate in excess of 40%. Given its expanding national mass merchant relationships and its increasing product diversity, the Company believes that this growth rate can continue;

       * The prudent use of the cash received from the Company's 1994 initial public offering along with record operating results in 1996 has resulted in a strong financial position, with no debt and sufficient working capital resources to finance the Company's liquidity requirements in the near term;

       * The Company has significantly expanded its manufacturing supplier relationships. Of particular significance is the strategic relationship that the Company developed, arising from the toy car promotions, with an Asian toy manufacturer and a U.S. toy design company. These relationships favorably positions the Company to expand its promotions and retail businesses beyond sports balls. For example, the Company has designed three plush teddy bears licensed by the California Sesquicentennial Foundation, featuring the look of a surfer and a gold prospector. The Company expects that these products will be available for retail distribution in the latter part of 1997.

    The Company anticipates that royalties and marketing expenses will increase in the aggregate, resulting from anticipated greater retail sales and additional sales staff, respectively. The Company is actively pursuing the diversification of its promotions business by expanding its customer base and product offerings. The Company has identified the hiring of additional productive sales professionals as a significant factor in successfully expanding and diversifying its business. The effect, however, of increasing its sales staff to leverage its sales opportunities may be to increase
operating costs in the short term.   General and administrative expenses are
expected to remain approximately consistent with total general and administrative expenses incurred in 1996.

    To improve its financial performance, the Company must grow its core sports related promotions and retail business, achieve higher margins and control its overall cost structure. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements
- include, but are not limited to, the following:

       * the ability of the Company to maintain the growth momentum of its retail division by continuing to expand its national mass merchant relationships, maintain the appeal and desirability of its existing product lines and continue to develop new product offerings

       * increasing competition from other sports product licensed companies, including companies that have or may receive the same or similar licensing rights as the Company's and may have substantially greater financial resources than the Company

       * the ability to maintain and renew its significant licensing arrangements

       * the inability to increase its overall gross margins, or its inability to maintain the higher level of gross margins realized from its sports related products

       * the ability to expand its customer base, particularly in its promotions business, and decrease its concentration of sales among a few significant customers

       * the employment and retention of high producing sales staff

       * the ability to source products from China at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs

       * continued rapid growth in the popularity of licensed sports products potential impact on operating margins resulting from an expansion of the Company's cost infrastructure at a rate that exceed its growth in sales and gross margins.

    These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.


Item 7.  Financial Statements

    Reference is made to the Financial Statements referred to in the accompanying index setting forth the financial statements of Fotoball USA, Inc., together with the report, dated February 21, 1997 of Hollander, Gilbert & Co., the Company's independent auditors.


Item 8.	Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

    None.

                                Part III

Item 9.  Directors and Executive Officers of the Registrant

    The following table sets forth certain information as of March 31, 1997 concerning the executive officers and directors of the Company:

NAME                   AGE                           POSITION
------                ----                          ---------
Michael Favish         48       President, Chief Executive Officer and Director
William R. Hasvold1,2  65       Director
Joel K. Rubenstein2,3  60       Director
Sabin C. Streeter2     55       Director
Robert N. Weingarten3  44       Director
David G. Forster       37       Vice President, Finance, Treasurer and Chief
                                 Financial Officer
Karen M. Betro         46       Vice President, Administration
Fred S. Ostern         36       Vice President, Marketing
Michael A. Johnson     32       Vice President, Team Business
Carl E. Francis        38       Vice President, Retail Development
--------
1.  Mr. Hasvold resigned from the Board of Directors effective March 31, 1997
2.  Member of compensation committee
3.  Member of audit committee

    Michael Favish has served as President and a director of the Company since its organization in December 1988 and as President, Chief Executive Officer and a director of the Company since March 1994.

    William R. Hasvold has served as a director of the Company since August 1994. From August 1990 to present, Mr. Hasvold has served as President of Cinema Exec Productions, a company which provides specialized aircraft for the motion picture industry. From September 1992 to present, Mr. Hasvold has been the sole limited partner of Rancho Vista Development, a construction and development limited partnership. Mr. Hasvold founded Forbco Management, a food service business, in February 1972 and has since served as a director of Forbco Management.

    Joel K. Rubenstein has served as a director of the Company since August 1994. From April 1990 through April 1992 and from March 1994 to present, Mr. Rubenstein has been a partner of the Contrarian Group, Inc., an operating management company. In addition, from April 1993 to present, Mr. Rubenstein has been a principal of Oracle One Partners, Inc., a marketing management company. From April 1992 through March 1994, Mr. Rubenstein served as the Senior Project Manager, Business & Economic Development for Rebuild L.A., the recovery organization created after the Los Angeles riots. Prior to such time, from January 1985 through April 1990, Mr. Rubenstein served as the Vice President, Corporate Marketing for Major League Baseball, Office of the Commissioner.

    Sabin C. Streeter has served as a director of the Company since January 1989. From November 1976 until his retirement in April 1997, Mr. Streeter was employed as either a senior vice president or a managing director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an investment banking firm, or its venture capital affiliate, the Sprout Group. Mr. Streeter is currently serving on the Board of Directors of Oakwood Homes Corporation and The
Middleby Corporation, both of which are publicly-held corporations, and

Parker-Hunter, Incorporated, a privately-held securities firm.

    Robert N. Weingarten has served as a director of the Company since June 1994. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. Commencing January 1, 1997, Mr Weingarten joined Chelsea Capital Corporation as a principal. Chelsea Capital Corporation is a merchant banking firm located in Beverly Hills, California. From January 1991 through December 1992, Mr. Weingarten served as a general partner of Commerce Partners, a consulting firm specializing in financial restructurings and business reorganizations. Since 1979, Mr. Weingarten has served as a consultant with numerous public companies in various stages of development, operation or reorganization.
Mr. Weingarten is currently serving on the Board of Directors of Fremont Corporation, a publicly-held company.

    David G. Forster has served as Vice President, Finance of the Company since December 1993 and has served as Treasurer and Chief Financial Officer of the Company since March 1994. From November 1989 through December 1993, Mr. Forster was employed as the Controller of Diamond Designs, Inc., a retail jewelry chain. From 1986 to 1989 he was associated with the certified public accounting firms of Touche Ross and Steres, Alpert & Carne. Mr. Forster is a certified public accountant.

    Karen M. Betro has served as Vice President, Administration of the Company since January 1996 and has served as Controller of the Company since its organization in December 1988. During this time, Ms. Betro was responsible for the administration and operation systems of the Company.
Ms. Betro has served as Controller and Administrative Manager of several large corporations, including Hill & Knowlton.

    Fred S. Ostern has served as Vice President, Marketing of the Company since January 1996, at which time the Company entered into an employment contract with Mr. Ostern through December 1998. From November 1991 through December 1995, Mr. Ostern served as a consultant to the Company. Prior to January 1991, Mr. Ostern was the principal of The Ostern Group, a sports marketing agency, and also served as Director of Sales for ProServ Inc., a sports marketing and management company.

    Michael A. Johnson has served as Vice President, Team Business of the Company since April 1994. From November 1991 through March 1994, Mr.
Johnson was employed as the Sales Manager/General Manager of Sports Products Corp., a sports novelty manufacturer. From April 1990 through October 1991,
Mr. Johnson was employed as the Marketing Manager of Excel Training, a quality control training company. Prior to such time, from May 1986 through April 1990, Mr. Johnson was a sales account representative for Technicomp, Inc., a technical training company.

    Carl E. Francis has served as Vice President, Retail Development of the Company since January 1996 and has served as Director of Retail Development from November 1994 through December 1995. Prior to such time, he was a Customer Service Analyst for Prudential Mutual Funds Services, a mutual funds service company, and Charmont, a Japanese eyewear company. From June 1987 through December 1990, Mr. Francis was employed as Retail Sales Manager for Major League Baseball Properties in New York City. Prior to this, from January 1981 through May 1987, Mr. Francis was a retail buyer for J.C. Penney Company (1982-1987) and Abraham & Straus (1981-1982), both of which are retail department store chains. He is a graduate of Cornell University with a B.S. in Consumer Economics.

Item 10. Executive Compensation

    The following table shows, for the fiscal years ended December 31, 1994, 1995 and 1996, the compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Michael Favish, the Company's President and Chief Executive Officer, David G. Forster, the Company's Vice President of Finance and Chief Financial Officer and Fred S. Ostern, the Company's Vice President of Marketing (the "Named Executives"). No other person who served as an executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1996.
                     Summary Compensation Table

                                      Annual                       Long-Term
                                   Compensation                  Compensation
                            -----------------------------------  ------------
                                                     Other
Name and                                            Annual
Principal Position   Year   Salary($)  Bonus($)  Compensation($)   Options(#)
-----------------    ----   ---------  --------  ---------------   ----------
Michael Favish       1996   153,247     74,250         -             10,000
President and        1995   152,756          -         -                 -
Chief Executive      1994   100,742          -         -            100,000
Officer


David G. Forster     1996    76,010     55,750         -             10,500
Vice President of    1995    70,112     12,000         -             12,500
Finance and          1994    64,257     10,799         -             35,000
Chief Financial
Officer


Fred S. Ostern       1996   150,000    355,069         -                  -
Vice President       1995   329,965(1)       -         -                  -
of Marketing         1994   296,185(1)       -         -                  -

(1) See Item 12 "Executive Compensation - Certain Relationships and Related Transactions."


Stock Options

    The following table contains information concerning the grant of stock options under the Company's 1994 Stock Option Plan to the Named Executives during the Company's last fiscal year:

                     Option Grants in Last Fiscal Year

                                 % of Total
                              Options Granted
                              to Employees in
                   Options      Fiscal Year
Name              Granted (#)  (of 80,250)   Exercise ($/Sh)   Expiration Date
------------------------------------------------------------------------------
Michael Favish     10,000          12.5           $8.00            5/3/06
David G. Forster   10,500          13.1           $8.00            5/3/06
Fred S. Ostern          -             -            N/A              N/A

    Options granted under the 1994 Stock Option Plan become exercisable in three equal installments on each of the first, second and third anniversary of the date of grant. The options were granted at an exercise price equal to not less than the fair market value of the Common Stock on the date of grant.


        The Company does not currently grant stock appreciation rights.

Option Holdings

    The following table sets forth information with respect to the Named
Executives concerning the exercise of options during the last fiscal year and the unexercised options held as of the end of the last fiscal year.
                                              Securities Underlying
           Value of Unexercised In-the-
                                           Unexercised Options at FY-End
      Money Options at FY-End
                  Shares       Value                (#) (1)
                    ($) (2)
                Acquired on    Realized
Name            Exercise(#)      ($)     Excercisable    Unexercisable
    Excercisable  Unexercisable
--------------------------------------------------------------------------
---------------------------
Michael Favish          -         -        103,333           6,667
 N/A           N/A
David G. Forster   15,000     71,250        27,590          15,410
71,250          N/A
Fred S. Ostern          -         -             -               -
    -           -

_________________
(1) This represents the total number of shares subject to stock options held by the Named Executives. These options were granted on various dates during the years 1994 through 1996.
(2) These amounts represent the difference between the exercise price of the stock options and the closing price of $4.75 of the Common Stock on December 31, 1996, for all in-the-money options then held by each Named Executive. The in-the-money stock option exercise price was $ .01.

Employment Contracts and Termination of Employment and Change-in-Control
 Arrangements

    The Company is party to an employment agreement (the "Favish Agreement") with Michael Favish, which provides that Mr. Favish will serve as President and Chief Executive Officer for an initial term of five years commencing on August 11, 1994. Mr. Favish's annual base salary is $150,000 per year, with annual cost of living increases and additional increases at the discretion of the compensation committee. For 1997, Mr. Favish's salary was increased to $165,000 by the compensation committee. Mr. Favish is also entitled to a bonus at the discretion of the compensation committee and has been granted options, vesting over a three-year period, to purchase an aggregate of 110,000 shares of Common Stock at per share exercise prices of $5.78 - $8.00. The Favish Agreement also provides that Mr. Favish will not engage in a business which competes with the Company for the term of the Favish Agreement and for two years thereafter. In the event that Mr. Favish's employment is terminated as a result of a Constructive Termination (as defined in the Favish Agreement), the Favish Agreement provides that the Company will pay
Mr. Favish the base salary and bonus compensation payable to Mr. Favish through the remainder of the term of the Favish Agreement. In the event that Mr. Favish's employment is terminated following a Change in Control (as defined in the Favish Agreement) of the Company, the Favish Agreement provides that the Company will pay Mr. Favish a termination and non-competition payment equal to the greater of (i) the base salary and bonus compensation payable to Mr. Favish through the remainder of the term of the Favish Agreement or (ii) 2.99 times Mr. Favish's base salary and bonus compensation for the calendar year prior to such termination.

    The Company is party to an employment agreement with Fred S. Ostern (the "Ostern Agreement"), which provides that Mr. Ostern will serve as Vice President of Marketing for a term of three years commencing January 1, 1996. Mr. Ostern's annual base salary will be $150,000 per year, with increases at the discretion of the Board of Directors. In addition, Mr. Ostern is entitled to annual bonus compensation based upon Mr. Ostern's contribution to overhead and profit. Pursuant to the terms of the Ostern Agreement, such contribution is equal to the growth annual sales of the Company produced by Mr. Ostern less (i) sales returns, allowances and certain discounts, (ii) the cost of sales (not including commissions, marketing expenses and general and administrative expenses) and royalty expenses, and (iii) certain other costs (as defined in the Ostern Agreement). If the Ostern Agreement is not renewed by the Company and Mr. Ostern at the expiration of its term, the Company is required to pay Mr. Ostern severance and non-competition payment equal to the annual bonus compensation earned by Mr. Ostern in each fiscal year of the Company after the expiration of the term based upon Mr. Ostern=s contribution to overhead and profit represented by projects which are in process or invoice on the last day of Mr. Ostern=s term. In connection with the foregoing payments, Mr. Ostern has also agreed to certain limited non-competition provisions for a period of one year after the expiration of the term of the Ostern Agreement. On March 14, 1997, Mr. Ostern brought an action against the Company alleging that the Company breached the Ostern Agreement. See Item 3 "Legal Proceedings."

Director Compensation

    Directors who are not employees of the Company receive cash compensation of $6,000 per calendar year and options to purchase 2,500 shares of Common Stock on July 1 (beginning in 1995) of each of their first three years of service on the Board of Directors. All directors are reimbursed for reasonable expenses incurred in connection with attendance of meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information as of March 31, 1997 with respect to the Common Stock of the Company beneficially owned by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) all directors and nominees, (c) the Named Executives (as defined under the caption "Executive Compensation") and
(d) all executive officers and directors of the Company as a group.

                               Amount and                   Percent
                               Nature of                     Common
                               Beneficial                    Stock
Name and Address              Ownership (1)                Ownership (1)
-----------------------       ---------------              ---------------
Michael Favish
  3738 Ruffin Road
  San Diego, CA 92123           511,085 (2)                    18.4%

Robert N. Weingarten
  5439 Lockhurst Drive
  Woodland Hills, CA 91367       74,445 (3)                     2.8%

David G. Forster
  3708 Cameo Lane
  San Diego, CA 92111            51,466 (4)                     1.9%

Sabin C. Streeter
  2 Woods Witch Lane
  Chappaqua, NY 10514            31,247 (5)                     1.2%

Joel K. Rubenstein
  c/o 500 Newport Center Drive,
  Suite 900
  Newport Beach, CA 92660         5,600 (6)                     *

William R. Hasvold
  22128 Serenade Ridge
  Murrieta, CA 92562              5,675 (7)                     *

Fred S. Ostern
  3121 Hamburg Square
  La Jolla, CA 92037                  0                         0

All executive officers and
directors as a group
(consisting of 10 persons)      714,631                        26.7%
_____________
*	Less than 1%.

(1) This table identifies persons and entities having sole voting and/or investment power with respect to the shares set forth opposite their names as of March 31, 1997 according to information furnished to the Company by each of them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 1997 upon the conversion of convertible securities or the exercise of warrants or options. Percent of Common Stock Ownership is based on 2,676,742 shares of Common Stock outstanding, and assumes that in each case the person or entity only, or the group only, exercised his or its rights to purchase all shares of Common Stock underlying stock options and warrants.

(2) Includes 100,000 and 3,333 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $5.78 and $8.00, respectively.

(3) Includes 69,445 shares of Common Stock issued upon exercise of an option. See "Certain Relationships and Related Transactions." Includes 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $5.25 - $7.75.

(4) Includes 32,590 shares of Common Stock issuable upon exercise of warrants and currently exercisable options at per share exercise prices of $ .01 - $ 8.00.

(5) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $5.25 - $7.75.

(6) Includes 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $5.25 - $7.75.

(7) Includes 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $5.25 - $7.75. Mr. Hasvold resigned from the Board of Directors effective March 31, 1997.


     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of the Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 1996 fiscal year all of the Reporting Persons complied with all applicable Section 16(a) reporting requirements, except as set forth in the following sentence. Joel
K. Rubenstein filed one late report covering the acquisition of 200 shares of Common Stock in December 1996.

Item 12. Certain Relationships and Related Transactions

    The Company was party to an Exclusive Services Agreement (the "TEGI Agreement") dated December 23, 1993 with The Eastwoods Group, Inc. ("TEGI") for the services of Mr. Ostern. Mr. Ostern is the sole officer of TEGI. Pursuant to the TEGI Agreement, TEGI agreed to provide the Company with the exclusive services of Mr. Ostern until December 31, 1995. In connection with such provision of services of Mr. Ostern, pursuant to which Mr. Ostern participated in the management of premium contracts from negotiation to completion, TEGI was paid $296,185 in 1994 and $329,965 in 1995. Effective January 1, 1996, the Company is party to the Ostern Agreement with Mr. Ostern. See AEmployment Contracts and Termination of Employment and Change-in-Control Arrangements.

    Mr. Weingarten, a director of the Company, is currently retained as a consultant to the Company. Pursuant to a prior consulting agreement with Mr. Weingarten, the Company agreed to pay Mr. Weingarten an aggregate sum of $60,000 of which $30,000 was paid on August 1, 1994 and the remaining amount was paid in twelve monthly installments of $2,500 each, commencing on September 1, 1994. The Company entered into a new consulting agreement with Mr. Weingarten for a twelve month period commencing September 1, 1995 at a rate of $2,500 per month. Effective January 1, 1996, the Board of Directors approved a $10,000 increase in Mr. Weingarten's consulting agreement, to be paid over the remaining term of the agreement. The consulting agreement was renewed for an additional twelve-month period commencing September 1, 1996 at a rate of $3,333 per month.


    Michael Favish, President and Chief Executive Officer of the Company and Karen Betro, Vice President-Administration have a long-term relationship. Derrick Favish, a non-officer employee and stockholder of the Company, is the brother of Michael Favish, the President and Chief Executive Officer of the Company. Greg Favish, a non-officer employee and stockholder of the Company, is the son of Michael Favish.

    Any future transaction with directors, executive officers or their affiliates, including, without limitation, any granting or forgiveness of loans, will be made only if the transaction has been approved by a majority of the then independent and disinterested members of the Board of Directors and is on terms no less favorable to the Company than could have been obtained from unaffiliated parties.

Item 13. Exhibits and Reports on Form 8-K

        (A). Exhibits
        EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          ----------
        1.1(P) Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2 (File No. 33-80508)
                        (the "Form SB-2")).

        3.1(2)(P)       Amended and Restated Certificate of Incorporation of
                        Fotoball USA, Inc., a Delaware corporation
                        (incorporated herein by reference to Exhibit 3.1(2) of the Registration Statement on Form SB-2).

        3.2(2)(P)       Amended and Restated By-laws of Fotoball USA, Inc., a
                        Delaware corporation (incorporated herein by reference to Exhibit 3.2(2) of the Form SB-2).

        4.1(P) Form of Representative's Unit Purchase Option (incorporated herein by reference to Exhibit 4.1 of the Form SB-2).

        4.2(P) Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 of the Form SB-2).

        4.3(P) Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 of the Form SB-2).

        4.4(P) Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.4 of the Form SB-2).

        4.5(1) Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A (File No. 0-21239) (the "Form 8-A").

        4.5(2) Form of Rights Agreement, dated as of August 19, 1996, between Fotoball USA, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 2.2 of the Form 8-A).

        4.5(3) Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Form 8-A).

        4.5(4) Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Form 8-A).

        10.1(3)         License Agreement with Major League Baseball
                        Properties, Inc.

        10.1(4)         License Agreement with Major League Baseball Players
                        Association.

        10.1(5)         License Agreement with National Football League
                        Properties, Inc.

        10.1(6)(P)      Trademark License Agreement with Goodyear Tire & Rubber
                        Company (incorporated herein by reference to Exhibit
                        10.1(6) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (the "1995
                        Form 10-KSB")).

        10.1(8)(P)      Agreement with Chevron USA, Inc. dated as of
                        October 10, 1995 (incorporated herein by reference to Exhibit 10.1(10) of the 1995 Form 10-KSB).

        10.1(9)         Agreement with Chevron USA, Inc. dated June 17, 1996.

        10.3*(P) 1994 Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit 10.3 of the Form SB-2).

        10.3(1)*(P)     Form of Stock Option Agreement (incorporated herein by
                        reference to Exhibit 10.3(1) of the Company's Annual
                        Report on Form 10-KSB for the fiscal year ended
                        December 31, 1994 (the "1994 Form 10-KSB")).

        10.3(2)*(P)     Form of Directors' Stock Option Agreement (incorporated
                        herein by reference to Exhibit 10.3(2) of the 1994 Form
                        10-KSB).

        10.3(3)*(P)     Stock Option Agreement dated November 9, 1994 with
                        David G. Forster (incorporated herein by reference to Exhibit 10.3(3) of the 1994 Form 10-KSB).

        10.3(4)*(P)     Form of Stock Option Agreement dated June 1, 1994 with
                        Sabin C. Streeter (incorporated herein by reference to Exhibit 10.3(4) of the 1994 Form 10-KSB).

        10.4(1)*(P)     Form of Employment Agreement with Michael Favish
                        (incorporated herein by reference to Exhibit 10.4(1) of the Form SB-2).

        10.4(2)*        Employment Agreement with Fred S. Ostern dated
                        January 1, 1996.

        10.4(3)*(P)     Amended and Restated Consulting Agreement with Robert
                        Weingarten effective January 1, 1996.

        10.4(4)* Amendment to Amended and Restated Consulting Agreement with Robert Weingarten dated September 1, 1996.

        10.4(6)(P)      Consulting Agreement with Universal Marketing Services
                        Ltd. ("UMS"), dated January 1, 1996.

        10.4(7)(P)      Stock Option Agreement dated May 9, 1995 with UMS.

        10.4(8)(P)      Consulting Agreement with ADR Management Group Ltd.
                        dated August 1, 1995.

        10.5(P) Lease, dated February 4, 1994, by and between the Company and George and Marcel Jach, with respect to 3738 Ruffin Road, San Diego, California (incorporated herein by reference to Exhibit 10.5 of the Form SB-2).

        10.9(1) Merrill Lynch International Bank Limited line of credit dated December 20, 1995.

        10.9(2) Merrill Lynch International Bank Limited irrevocable stand-by letter of credit dated December 1, 1995.

        10.10 Revolving Credit Agreement dated November 13, 1996 between Fotoball USA, Inc. and Scripps Bank.

        21              Subsidiaries of the Company.

        27              Financial data schedule.

        *    Indicates exhibits relating to executive compensation.

        (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-KSB.


        (B). Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                                SIGNATURES
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Fotoball USA, Inc.
                                       ---------------------
                                           (Registrant)

Dated: April 15, 1997             By:  /s/ Michael Favish
                                       --------------------------
                                       Michael Favish
                                       President and Chief
                                       Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 15, 1997             By:  /s/ Michael Favish
                                       --------------------------
                                       Michael Favish
                                       President and Chief Executive Officer

Dated: April 15, 1997             By:  /s/ David G. Forster
                                       --------------------------
                                       David G. Forster
                                       Vice President -- Finance and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

Dated: April 15, 1997             By:  /s/ Sabin C. Streeter
                                       --------------------------
                                       Sabin C. Streeter
                                       Director

Dated: April 15, 1997             By:  /s/ Joel K. Rubenstein
                                       --------------------------
                                       Joel K. Rubenstein
                                       Director

Dated: April 15, 1997             By:  /s/ Robert N. Weingarten
                                       --------------------------
                                       Robert N. Weingarten
                                       Director

EXHIBIT
NUMBER                          DESCRIPTION
-------                        -------------
10.1(3)         License agreement with Major League Baseball
                Properties, Inc.

10.1(4)         License agreement with Major League Baseball
                Players Association.

10.1(5)         License agreement with National Football League
                Properties, Inc.

10.1(9)         Agreement with Chevron USA, Inc. dated June 17,
                1996.

10.4(2)         Employment Agreement with Fred S. Ostern dated
                January 1, 1996.

10.4(4)         Amendment to Amended and Restated Consulting
                Agreement with Robert Weingarten dated September
                1, 1996.

10.9(1) Merrill Lynch International Bank Limited line of credit dated December 20, 1995.

10.9(2) Merrill Lynch International Bank Limited irrevocable stand-by letter of credit dated December 1, 1995.

10.10           Revolving Credit Agreement dated November 13,
                1996 between Fotoball USA, Inc. and Scripps Bank.

21              Subsidiaries of the Company.

27              Financial data schedule.

                          FOTOBALL USA,INC.
                        INDEX TO FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1995 AND 1996

        Report of Independent Auditors                                   F-1
        Balance Sheets at December 31, 1995 and 1996                     F-2
        Statements of Operations
                for the years ended December 31, 1995 and 1996           F-3
        Statement of Stockholders' Equity
                for the years ended December 31, 1995 and 1996           F-4
        Statements of Cash Flows
                for the years ended December 31, 1995 and 1996           F-5
        Notes to Financial Statements                                    F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
FOTOBALL USA, INC.

We have audited the accompanying balance sheets of FOTOBALL USA, INC.
as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 1995 and 1996, and the results of operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                          HOLLANDER, GILBERT & CO.

Los Angeles, California
February 21, 1997

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                                                       1995             1996
                                  ASSETS               ----             ----
CURRENT ASSETS
  Cash and equivalents                             $ 2,162,268    $    981,554
  Restricted cash (Note 5)                           1,000,000              --
  Accounts receivable-net                              588,280       7,369,617
  Inventories (Note 3)                               1,288,085       2,081,206
  Production-in-process                                628,631              --
  Prepaid expenses and other                           114,075         176,285
  Deferred income taxes (Note 11)                      525,000         187,000
                                                    -----------   ------------
        TOTAL CURRENT ASSETS                         6,306,339      10,795,662
                                                    -----------   ------------
PROPERTY AND EQUIPMENT, net (Notes 4 and 7)            860,071       1,039,225
                                                    -----------   ------------
OTHER ASSETS
  Deferred income taxes (Note 11)                      601,000         264,000
  Deposits and other                                    41,983          55,449
                                                    -----------   ------------
        TOTAL OTHER ASSETS                             642,983         319,449
                                                    -----------   ------------
                                                   $ 7,809,393    $ 12,154,336
                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank (Note 5)                    $        --    $  1,825,000
  Current portion of capital leases (Note7)             50,889          58,516
Accounts payable and accrued expenses (Note 6)         853,523       1,954,106
Income taxes payable                                        --         119,200
                                                   ------------   ------------
        TOTAL CURRENT LIABILITIES                      904,412       3,956,822
CAPITAL LEASES, net of current portion (Note 7)        147,443         138,976
                                                   ------------   ------------
TOTAL LIABILITIES                                    1,051,855       4,095,798
                                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)
STOCKHOLDERS' EQUITY (Note 8)
  Preferred stock, $.01 par value;
   authorized-1,000,000 shares; issued
   and outstanding-none
   Common stock, $.01 par value; authorized
   - 15,000,000 shares; issued and outstanding
   - 2,661,742 shares in 1995 and 2,676,742
   shares in 1996                                       26,617          26,767
   Additional paid-in capital                        8,562,194       8,562,194
   Accumulated deficit                              (1,805,773)       (530,423)
   Less unamortized compensation expense               (25,500)             --
                                                   ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY                   6,757,538       8,058,538
                                                   ------------   ------------
                                                   $ 7,809,393    $ 12,154,336
                                                   ============   ============

         The accompanying notes are an integral part of these statements.

                              FOTOBALL USA, INC.
                          STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1995 AND 1996




                                                       1995             1996
                                                       ----             ----
SALES                                              $ 7,754,309    $ 25,997,162

COST OF SALES                                        4,302,644      18,468,475
                                                   -----------    ------------
        GROSS PROFIT                                 3,451,665       7,528,687
                                                   -----------    ------------
OPERATING EXPENSES
  Royalties                                            546,110         935,079
  Marketing                                          1,205,634       2,265,006
  General and administrative                         1,641,775       2,129,680
  Depreciation and amortization                        216,638         237,990
                                                   -----------    ------------
        TOTAL OPERATING EXPENSES                     3,610,157       5,567,755
                                                   -----------    ------------
        OPERATING INCOME (LOSS)                       (158,492)      1,960,932
                                                   -----------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                     (27,753)        (38,843)
  Interest income                                      219,211         148,261
                                                   -----------    ------------
        TOTAL OTHER INCOME                             191,458         109,418
                                                   -----------    ------------
        INCOME BEFORE INCOME TAX                        32,966       2,070,350

        INCOME TAX EXPENSE (Note 11)                    31,800         795,000
                                                   -----------    ------------
NET INCOME                                         $     1,166    $  1,275,350
                                                   ===========    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                            2,661,742       2,728,348
                                                   ===========    ============
NET INCOME PER COMMON SHARE                        $       NIL    $        .47
                                                   ===========    ============










        The accompanying notes are an integral part of these statements.

                              FOTOBALL USA, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                   Common Stock       Additional
  Unamortized
                               ------------------       paid-in
Accumulated   Compensation
                               Shares      Amount     capital       Deficit
       Expense           Total
                               ------    --------   -----------   -----------
    ----------     -----------
BALANCE, December 31, 1994    2,661,742  $ 26,617   $ 8,562,194   $(1,806,939)
    $ (51,000)     $ 6,730,872
Amortization of compensation
expense
       25,500           25,500
Net income                                                              1,166
                         1,166
                              ---------  --------   -----------   -----------
    ----------     -----------
BALANCE, December 31, 1995    2,661,742    26,617     8,562,194    (1,805,773)
      (25,500)       6,757,538
Exercise of officer stock
      option                     15,000       150
                           150
Amortization of compensation
      expense
       25,500           25,500
Net income                                                          1,275,350
                      1,275,350
                              ---------  --------   -----------   ------------
    ----------     -----------
BALANCE, December 31, 1996    2,676,742  $ 26,767   $ 8,562,194   $ ( 530,423)
    $      -0-     $ 8,058,538
                              =========  ========   ===========   ============
    ==========     ===========













        The accompanying notes are an integral part of these statements.

                           FOTOBALL USA, INC.
                        STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                       1995             1996
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $     1,166     $ 1,275,350
  Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization of
    property and equipment                             161,138         194,990
   Amortization of deferred consulting fee              30,000          17,500
   Amortization of stock compensation expense           25,500          25,500
Changes in operating assets and liabilities:
   Accounts receivable                                (323,413)     (6,781,338)
   Inventories                                        (487,960)       (793,121)
   Production-in-process                              (628,631)        628,631
   Prepaid expenses and other                           (5,714)        (62,210)
   Deferred income taxes                                31,000         675,000
   Deposits and other                                  (11,460)        (30,966)
   Accounts payable and accrued expenses               274,071       1,158,594
   Income taxes payable                                     --         119,200
   Consulting fee payable                              (20,000)             --
                                                   -----------     -----------
        NET CASH USED IN OPERATING ACTIVITIES         (954,303)     (3,572,870)
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments                (3,121,630)             --
  Proceeds from sale and maturities of
   short-term investments                            6,108,472              --
  Purchase of property and equipment                  (301,065)       (324,094)
  (Increase) decrease in restricted cash              (676,471)      1,000,000
                                                   -----------     -----------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES                         2,009,306         675,906
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions of related party loans         (211,253)        (58,011)
  Repayment of capital lease obligations               (34,320)        (50,889)
  Borrowings under revolving line of credit                 --       1,825,000
  Proceeds from exercise of stock option                    --             150
                                                   -----------     -----------
        NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                          (245,573)      1,716,250
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        809,430      (1,180,714)
CASH AND EQUIVALENTS, Beginning of period
                                                     1,352,838       2,162,268
                                                   -----------     -----------
CASH AND EQUIVALENTS, End of period                $ 2,162,268     $   981,554
                                                   ===========     ===========
                                 (continued)

         The accompanying notes are an integral part of these statements.

                              FOTOBALL USA, INC.
                       STATEMENTS OF CASH FLOWS (continued)
                      YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                       1995             1996
                                                       ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                    $    27,753     $    25,851
  Income taxes paid                                $    17,207     $    15,277
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases          $   126,668     $    50,048








































        The accompanying notes are an integral part of these statements.

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Nature of Operations - The Company designs, develops and manufactures high quality custom sports and non-sports related products for promotional programs. Additionally, the Company designs and manufactures custom sports products which are sold in the licensed product retail market through independent manufacturers' representatives and directly to a nationwide network of over 2,000 retailers including Walmart, J.C. Penney, Kmart, Target, Pro Image and The Sports Authority. The Company currently holds licenses with Major League Baseball Properties ("MLBP"), the Major League Baseball Players Association ("MLBPA"), the National Association of Professional Baseball Leagues, Inc. (representing professional minor league baseball; collectively, "Professional Baseball"); the National Football League Properties, Inc. and NFL Players Inc. (collectively "NFL"); National Hockey League Enterprises and NHL Players' Association
(collectively "NHL"); Major League Soccer ("MLS") and over 90 colleges and universities ("Colleges"). The Company has also signed license agreements with eight NASCAR drivers, four motor speedways, Goodyear
Tire & Rubber Co., the California Sesquicentennial Foundation and a retail license with WB Sports, Warner Bros. new sport merchandise brand. A major component of the Company's operations is the design, development and manufacture of promotions for major corporations using imprinted sports-related products and non sports-related products.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Equivalents - Cash and equivalents include money market funds and marketable securities that are highly liquid and have original maturities of three months or less at the date of purchase. Such cash equivalents are carried at cost, which approximates fair value.

Restricted Cash - Restricted cash represents deposits supporting irrevocable stand-by letters of credit which provide financial assurance that the Company will fulfill its financial obligations to suppliers. If the letters of credit are not drawn upon, these deposits will be released from restriction when the stand-by letters of credit expire.

Concentration of Credit Risk - The Company invests its excess cash in various investment grade instruments such as treasury bills, certificates of deposit, commercial paper, and money market funds. The Company invests its cash in what it believes to be credit-worthy financial institutions and has established guidelines relative to diversification and maturities with the objectives of maintaining safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments.

Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of customers to which the Company's retail

                              FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

products are sold, as well as their dispersion across geographic areas. Additionally, a significant percentage of the Company's promotion sales are sold to Fortune 500 companies for which the Company generally receives an advance deposit approximating 25% of the order. At December 31, 1996, one of these Fortune 500 companies accounted for 88% or more of total accounts receivable, which was subsequently collected in January 1997.

Inventories - Inventories have been valued at the lower of cost (first-in, first-out) or market.

Production-in-Process - Production-in-process represents costs incurred related to pre-production functions which are capitalized and charged to operations when the product is shipped and revenue is recorded. The Company's cycle from sales through product shipment generally ranges from three to six months.

Property and Equipment - Property and equipment is stated at cost, and is depreciated on the straight-line method over their estimated useful lives as follows:

Office equipment and furniture                   5 to 7 years
Show exhibit                                     7 years
Machinery and equipment                          7 years
Molds                                            5 years
Leasehold improvements                           7 years

Effects of Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of." This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 was effective for the Company's fiscal year beginning January 1, 1996. The adoption of this statement did not have a material impact on the Company's financial position or result of operations for the fiscal year ended December 31, 1996. The FASB also issued SFAS No. 123, "Accounting for Stock-
Based Compensation." The Company was required to adopt SFAS No. 123 for the fiscal year beginning January 1, 1996. This statement establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS
No.123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore such adoption had no effect on the Company's financial position or results of operations for the fiscal year ended December 31, 1996.

Provision for Uncollectible Accounts - The Company historically has not experienced any significant bad debt expense. Management of the Company periodically reviews its accounts receivable and records an appropriate provision for uncollectible accounts. Based on the Company's customer base, current sales and historical data, only a nominal provision for uncollectible accounts has been provided.

                             FOTOBALL USA, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)

Royalties and Licensing Arrangements - Royalties due licensors are generally provided for based upon a negotiated percentage of related net sales, frequently subject to a minimum guaranteed royalty. Prepaid license costs are charged to operations over the term of the contractual agreement, also based upon a percentage of related net sales. The unamortized balance of prepaid costs is reviewed periodically to ensure that, at a minimum, these amounts are amortized ratably over the license term.

Revenue Recognition - Sales of goods manufactured domestically are recognized when such goods are shipped from the Company's manufacturing facility. Sales of imported goods are recognized at the time shipments are received at the customer's designated location. Consignment sales, which are generally not significant, are recorded net of an estimated allowance for returns, which are periodically reviewed and adjusted as necessary.

Net Income per Common Share - Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, increased by dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share during the years ended December 31, 1995 and 1996. Common equivalent shares result from the assumed exercise of outstanding stock options. The dilutive effect of rights to purchase preferred or common shares under the Company's
Stockholder Rights Plan (Note 8) and from the Company's redeemable common stock purchase warrants have not been included in weighted average share amounts as the conditions necessary to cause these rights and warrants to be exercised were not met.

Reclassifications - Certain 1995 balances have been reclassified to conform with the current year's presentation.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through December 31, 1999. The following table summarizes, in descending order of 1996 revenue contribution, the Company's significant license agreements and their terms:

Licensor                Product Term                       Expiration Date
---------               -------------                      ---------------
MLBP                    Baseball  3 years                  December 31, 1999
MLBPA                   Baseball  1 year (2 year option)   December 31, 1999
NFL Team Logo           Football  2 years                  March 31, 1998

The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's licenses, particularly with Professional Baseball or the NFL, could have a material adverse effect on the Company's business.

                             FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1996, 76% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $14,122,000, or 54% of sales, and another customer accounted for aggregate sales of $4,400,000 or 17% of sales. During the year ended December 31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products to 189 customers, of which one customer accounted for aggregate sales of $2,015,000, or 26% of sales.

Variability of Gross Margins - Historically, the Company has realized gross margins as a percentage of total sales of between 45-50%. This represented an aggregation of somewhat lower margin promotions sales offset by higher margin retail sales.  Generally, the Company's promotions sales realize lower margins than its retail sales. In 1996, the Company realized gross margins of 29% as a result of the previously
mentioned low margin toy car promotion sales.   As the Company does
not anticipate any material toy car sales during 1997, the Company expects that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, consistent with years prior to 1996. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

Variability of Operating Results; Seasonality; Dependence Upon
Baseball Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 74% and 35% of the Company's sales during the years ended December 31, 1995 and 1996, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincides with the baseball season. As a result of the Major League Baseball ("MLB") strike commencing in August 1994, and the delay in the start of the 1995 MLB season, the Company's baseball-related business was materially adversely impacted during the first half of 1995. However, the Company experienced an upsurge in its baseball and football-related business during the last half of 1995. The Company believes that the recent signing of a collective bargaining agreement between MLB players and owners should have a positive impact upon the Company's future baseball business. Baseball related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Despite these toy car sales, which are not anticipated to be material in the future, the Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the

                              FOTOBALL USA, INC.
                      NOTES TO FINANCIAL STATEMENTS (continued)

introduction of new product lines and non baseball-related promtions.
The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer, and Fred Ostern, its Vice President of Marketing. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000. Mr Ostern has entered into a three-year employment agreement with the Company (the "Ostern Agreement"), commencing on January 1, 1996, which, among other things, precludes Mr. Ostern from competing with the Company for a period of one year following termination of his employment with the Company. In March, 1997, Mr. Ostern brought an action against the Company alleging that the Company breached the employment agreement between the Company and Mr. Ostern. See Footnote 9, "Employment Agreements".

Dependence on Suppliers - In 1996, the Company purchased approximately 89% of its raw material, consisting primarily of synthetic baseballs, footballs and basketballs, from four companies located in China, with one manufacturer accounting for 57% of total raw material purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty.

3.  INVENTORIES

Inventories consisted of the following at December 31, 1995 and 1996:

                                                    1995              1996
                                                -----------       -----------
        Finished goods                          $   290,437       $   439,332
        Raw material                                997,648         1,641,874
                                                -----------       -----------
                                                $ 1,288,085       $ 2,081,206
                                                ===========       ===========

                             FOTOBALL USA, INC.
                     NOTES TO FINANCIAL STATEMENTS (continued)

4.  PROPERTY AND EQUIPMENT

Property and equipment, inclusive of machinery and equipment under capital leases (see Note 7), consisted of the following at December 31, 1995 and 1996:

                                                    1995              1996
                                                -----------       -----------
        Office equipment                        $   369,130       $   550,860
        Show exhibits                               126,146           127,174
        Molds                                        32,456           183,136
        Machinery and equipment                     504,475           535,566
        Leasehold improvements                      300,402           310,016
                                                -----------       -----------
                                                  1,332,609         1,706,752
             Less: accumulated depreciation
             and amortization                      (472,538)         (667,527)
                                                -----------       -----------
                                                $   860,071       $ 1,039,225
                                                ===========       ===========
5.  LINES OF CREDIT

In December 1994, the Company entered into a $1,000,000 line of credit facility (the "facility") with a bank. In December 1995, the facility was increased to $3,000,000. The facility, which matured on December 19, 1996, carried an interest rate that was 1.75% above the London Interbank Offering Rate term that the Company chose to select. Any borrowings under the facility were secured by cash collateral deposited with the bank equal to the credit outstanding. The facility supported several irrevocable stand-by letters of credit issued and expired at various times through December 15, 1996, that had been issued to a supplier. The facility expired on December 19, 1996 and was subsequently renewed on March
27, 1997 extending its term until December 10, 2001.

In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms.

At December 31, 1996, outstanding borrowings under the credit line totaled $1,825,000. This outstanding balance was repaid in full in January 1997.

                              FOTOBALL USA, INC.
                      NOTES TO FINANCIAL STATEMENTS (continued)

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 1995 and 1996:

                                                    1995               1996
                                                 ---------         -----------
        Accounts payable                         $ 573,526         $ 1,427,161
        Accrued payroll and related                 52,554              71,232
        Acrued interest                                 --              12,884
        Accrued commissions and bonuses             82,061             208,338
        Royalties payable                           58,298              72,271
        Customer deposits                           23,042              22,577
        Other                                       64,042             139,643
                                                 ---------         -----------
                                                 $ 853,523         $ 1,954,106
                                                 =========         ===========
7.  COMMITMENTS AND CONTINGENCIES

Royalties - At December 31, 1996, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling
$1,087,000 through 1999 as follows:

        YEARS ENDING DECEMBER 31, 1997
        ------------------------------
                  1997                         $   348,100
                  1998                             363,750
                  1999                             375,150
                                               -----------
                                               $ 1,087,000
                                               ===========

Capital Leases - The Company is obligated under various capital leases that expire at various dates through December 2001. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 1996:

        YEARS ENDING DECEMBER 31, 1997
        ------------------------------
                  1997                         $    79,510
                  1998                              65,443
                  1999                              52,377
                  2000                              33,585
                  2001                              13,296
                                               -----------
 Total minimum lease payments                      244,211
    Less interest component                       (46,719)
                                               -----------
 Present value of net minimum lease payments       197,492
    Less current portion of capital leases         (58,516)
                                               -----------
 Capital leases, net of current portion        $   138,976
                                               ===========

                             FOTOBALL USA, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)

Included in property and equipment above at December 31, 1995 and 1996 (see Note 4) is the following property and equipment acquired under capital leases:

                                                    1995               1996
                                               -----------          ----------
        Machinery and equipment                $   193,546          $  164,196
        Office equipment                            59,853             109,901
        Less accumulated amortization              (37,772)            (59,008)
                                               -----------          ----------
                                               $   215,627          $  215,089
                                               ===========          ==========
Amortization of capitalized leases is included in depreciation and amortization expense.

The Company leases certain machinery equipment and office and warehouse facilities under operating leases, of which the facilities lease includes a cost escalation clause, and all expire on various dates through 2001. Total rental expense charged to operations was $198,299 in 1995 and $257,876 in 1996. At December 31, 1996, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:


                                                  MINIMUM FUTURE
        YEARS ENDING DECEMBER 31,                RENTAL COMMITMENTS
        -------------------------                -------------------
                1997                              $      240,440
                1998                                     237,650
                1999                                     241,016
                2000                                     246,296
                2001                                      88,569
                                                  --------------
                                                  $    1,053,971
                                                  ==============

The Company's facility has reached its space utilization capacity both for inventory warehousing, and office space. The Company is evaluating its options including the transfer of certain functions to additional offsite leased space. In March 1997, the Company began leasing an additional
7,500 square feet of inventory warehousing space from an unaffiliated party under a five-year lease agreement for a monthly rent of $4,500. It is the Company's intent to meet its increasing space requirements, resulting principally from the expansion of its retail business, by weighing the incremental costs of future additional space and expanding in a manner that is congruent with the overall profitability of the Company. There can be no assurance, however, that the Company will be successful in this regard.

8.  STOCKHOLDERS' EQUITY

Public Offering - On August 19, 1994, the Company completed the
Offering of 1,265,000 units ("Units") (including exercise of the

                              FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

over-allotment option) at $6.00 per Unit, providing net proceeds after offering costs and expenses of approximately $5,900,000. Each Unit consisted of one share of common stock ("Common Stock") and one redeemable common stock purchase warrant exercisable at $6.50 per share during the four year period commencing August 11, 1995. The
Units have since been split into their component parts. In addition, the Company entered into a consulting agreement to retain the underwriter as a financial consultant for a two-year period ending August 10, 1996 at a monthly fee of $2,500, all of which fees ($60,000) was paid in full, in advance, upon the consummation of the Offering. This amount was recognized as a deferred asset and was charged to operations ratably over the period of the contract.

In connection with the Offering, the Company also sold to the underwriter, for an aggregate of $55, a warrant to purchase up to 110,000 Units. The warrant is exercisable initially at $9.90 per Unit (165% of the Offering price per Unit) for a period of four years commencing August
11, 1995. On January 31, 1997 the Company elected to register the underwriter's warrant by filing a Form S-3 Registration Statement, which was subsequently declared effective by the Securities and Exchange Commission on February 7, 1997.

Employee Stock Option Plan - On June 1, 1994, the Board of Directors of the Company adopted the Fotoball USA, Inc. 1994 Stock Option Plan
("Option Plan"), which was approved by the stockholders on July 22, 1994, in order to attract and retain employees and non-employee directors. Pursuant to the Option Plan, options to acquire an aggregate of 245,000 shares of Common Stock were available to be granted to employees and non-employee directors of the Company.

The Option Plan authorizes the issuance of incentive stock options
("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), and stock options which do not conform to the requirements of that Code section, or non-qualified stock options
("NQSOs"). Under the Option Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 33% per year on each of the first through the third anniversaries of the grant date and have a maximum term of ten years.

Stockholders approved an amendment to the Option Plan at the 1996 annual meeting of stockholders, increasing the authorized number of shares for issuance under the Option Plan from 245,000 to 375,000 shares. A total of 80,250 options were granted in 1996 under the Option Plan.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's Option Plan and other issued stock options been determined based upon the fair value at the grant date

                              FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately
$167,000 and $38,000, or $.06 per share and $.01 per share, for 1996 and 1995, respectively. The fair value of the options granted during 1996 is estimated as $14.30 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 54%, risk-free interest rate of 6.6%, assumed forfeiture rate of 2%, and an expected life of 5 years.

The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 1996:

    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                              Weighted
                              Average       Weighted                  Weighted
Range                        Remaining       Average                  Average
of Exercise     Number      Contractual     Exercise     Number       Exercise
Prices       Outstanding     Life (Years)     Price    Exercisable     Price
------------------------------------------------------------------------------
$ .01           15,000        7.92           $  .01      15,000      $   .01
$5-$6          262,750        8.17           $ 5.45     155,408      $  5.48
$6-$8           10,000        9.50           $ 7.75      10,000      $  7.75
8-$10           69,250        9.42           $ 8.00           0      $  8.00
               -------                                  -------
               357,000                                  180,408
               =======                                  =======



The following table summarizes the Company's Option Plan activity for the years ended December 31, 1995 and 1996:
                                                             WEIGHTED
                                                             AVERAGE
                              NUMBER OF      PRICE PER       PRICE PER
                              SHARES          SHARE            SHARE
                             --------     ---------------    ---------
        January 1, 1995       120,000      $5.25 to $5.78      $5.67
                Granted        67,750      $5.25               $5.25
                Exercised         --          --                 --
                Canceled          --          --                 --
                              -------
        December 31, 1995     187,750      $5.25 to $5.78
                Granted        80,250      $7.75 to $8.00      $7.97
                Exercised         --          --                 --
                Canceled       (1,000)     $8.00               $8.00
                              -------
        December 31, 1996     267,000      $5.25 to $8.00      $6.26
                              =======

Stock Option Issued to an Officer - In November 1994, the Board of Directors granted an officer of the Company a stock option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $.01 per share. The shares of Common Stock to be issued upon exercise

                               FOTOBALL USA, INC.
                      NOTES TO FINANCIAL STATEMENTS (continued)

of the stock option will be "restricted shares" (as defined in the Securities
Act) and, absent registration of the shares of Common Stock underlying the stock option, will be required to be held for a minimum of two years after the exercise date of the option. The stock option was not issued under the Company's 1994 Stock Option Plan. One-third (or 10,000 shares) of the stock option vested during the fourth quarter of the year ended December 31, 1994 and the remaining two-thirds (or 20,000 shares) of the stock option vested ratably on the last day of each quarter during 1995 and 1996. In August 1996, the officer exercised 15,000 of the options at $.01 per share. At December 31, 1996, the remaining
15,000 shares of the stock option were all vested.

The foregoing transaction resulted in deferred compensation of $76,500, which was shown as a reduction to stockholders' equity in the accompanying financial statements and was amortized to compensation expense over the vesting period. Compensation expense of $25,500 was charged to operations during 1995 and 1996. In May 1996, the Company filed a registration statement on Form S-8 registering the 30,000 shares of common stock represented by the officer's stock option.

Other Stock Options - On January 1, 1995, the Company entered into a service agreement with Universal Marketing Services Limited, a non-affiliated United Kingdom corporation ("UMS Agreement") for the services of David Rollinson. Mr. Rollinson was retained to provide services as an independent sales agent of the Company for the United Kingdom and Europe for a period of one year. In January 1996, the UMS Agreement was amended extending the term on a month-to-month basis. Pursuant to the UMS Agreement, the Company agreed to pay UMS a monthly fee of 2,500 pounds sterling plus bonus compensation computed as a percentage of operating income realized by UMS ("Operating Income"). Operating Income is defined as sales less cost of sales, and selling, general and administrative expenses but excluding the bonus compensation above.

As further consideration, a stock option agreement was entered into with UMS, whereby the Company granted UMS the option to purchase common stock of the Company, at the greater of the fair market value of the common stock on the date of grant or $5.25 per share, based on UMS generating certain Operating Income levels. The maximum number of options available to be granted under the agreement was 50,000 shares. During the fiscal years ended 1995 and 1996, no bonus compensation or stock options were earned by UMS. As of December 31, 1996, the UMS Agreement and stock option agreement were terminated. The Company has entered into a new agreement with Mr. Rollinson whereby he will receive commissions calculated as a percentage of the gross margin contribution derived from his sales.

On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd., ("ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement, an average monthly fee of $2,500 plus reasonable out-of-pocket expenses through July 1997. As further

                               FOTOBALL USA, INC.
                     NOTES TO FINANCIAL STATEMENTS (continued)

compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The shares vest in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1996, 46,875 shares issuable under the stock option were vested.

Stockholder Rights Plan - In August 1996, the Company implemented a stockholder rights plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the stockholder rights plan, each share of the Company's outstanding Common Stock carries one right to purchase one one thousandth (1/1000) of Series A preferred stock (a "Right") at an exercise price of $30, subject to certain anti-dilution adjustments. Each Right entitles the holder, under certain circumstances, to purchase Common Stock of the Company or the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding Common Stock. The Rights are redeemable by the Company at $.01 per Right and expire in 2006. The Company has 1,000,000 shares of preferred stock authorized, of which 75,000 shares of Series A preferred stock have been reserved for issuance upon exercise of the Rights.

9.  TRANSACTIONS WITH RELATED PARTIES

Employment Agreements - The Company is party to an employment agreement with Michael Favish, which provides that Mr. Favish will serve as President and Chief Executive Officer for an initial term of five years ending August 10, 1999. His base salary for 1996 was $150,000 per year and has been increased to $165,000 in 1997. Mr. Favish was also granted stock options in August 1994 and May 1996 of 100,000 and 10,000, respectively vesting over a three-year period, at an exercise price of $5.78 and $8.00 per share, respectively.

The Company was party to an Exclusive Services Agreement ("TEGI
Agreement"), dated December 23, 1993, with The Eastwoods Group, Inc.
("TEGI") for the services of Fred Ostern. Mr. Ostern is the sole officer of TEGI. Pursuant to the TEGI Agreement, TEGI agreed to provide the Company with the exclusive services of Mr. Ostern until December 31, 1995. In January 1996, the Company entered into the Ostern Agreement with Mr. Ostern, in which he will receive a base salary of $150,000 per year, plus annual cash bonuses calculated as a percentage of the contribution to overhead and profit ("COP") derived from Mr. Ostern's sales. COP is defined as sales that Mr. Ostern is primarily responsible for, less the cost of those sales and less any royalties that are due from those sales. Mr. Ostern was paid $508,603 in 1996 and TEGI was paid
$329,965 in 1995. In March 1997, Mr. Ostern brought an action against the Company in San Diego, California Superior Court alleging that the
Company has breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. The claim seeks unspecified damages in excess of $50,000.
A reserve in an amount deemed adequate by the Company has been recorded for the year ended December 31, 1996. The Company believes that it has meritorious

                              FOTOBALL USA, INC.
                     NOTES TO FINANCIAL STATEMENTS (continued)

defenses to the claim which it intends to assert vigorously. In the opinion of management, except as noted in the following paragraph, the outcome of the foregoing action will not, in the aggregate, have a material adverse effect on the Company's financial condition.

Mr. Ostern was instrumental in bringing in approximately $19,000,000 and $2,000,000 in sales in 1996 and 1995, respectively. Such amounts representes 73% and 26% of total sales in 1996 and 1995, respectively. The Company anticipates that Mr. Ostern's contribution to the Company's sales will be far less in 1997 and 1998 than in 1995 and 1996, due to the non reoccurrence of the toy car promotions and the anticipated expansion of the Company's sales and marketing department. Despite the anticipated reduced contribution from Mr. Ostern in 1997 and 1998, the loss of the services of Mr. Ostern could have a material adverse effect on the Company's business and prospects.

Consulting Agreement - The Company entered into a consulting agreement with Mr. Weingarten, a director of the Company, for a twelve month period commencing September 1, 1995 in the amount of $2,500 per month. Effective January 1, 1996 the Board of Directors approved a $10,000 increase in Mr. Weingarten's consulting agreement to be paid over the remaining term of the agreement. In August 1996, the Board of Directors approved an extension to Mr. Weingarten's consulting agreement at $40,000 per annum payable through August 31, 1997.

10. DEFINED CONTRIBUTION PLAN

In January 1995, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees. In 1996, the Company matched $.50 of each $1.00 of employee contributions up to three percent of covered payroll. Employees are immediately fully vested for their contribution and vest in the Company contribution ratably over a five year period. The Company's contribution expense for the year ended December 31, 1995 and December 31, 1996 was $14,686, and $27,580, respectively.

11. INCOME TAXES

The components of income tax expense were as follows for the years ended December 31, 1995 and 1996:
                                FEDERAL             STATE             TOTAL
                               --------           --------         ---------
        1995:
             Current           $     --           $     800         $     800
             Deferred                --              31,000            31,000
                               --------           ---------         ---------
                                     --           $  31,800         $  31,800
                               ========           =========         =========
        1996:
             Current           $     --           $ 120,000         $ 120,000
             Deferred           587,000              88,000           675,000
                               --------           ---------         ---------
                               $587,000           $ 208,000         $ 795,000
                               ========           =========         =========

                                FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

The components of deferred tax assets were as follows at December 31, 1995 and 1996:
                                                        1995            1996
                                                     ----------     ----------
Deferred tax assets:
   Net operating loss carryforwards                  $1,002,510     $  351,080
   Depreciation                                           4,785            --
   Employee benefit plans                                37,913         39,620
   Uniform capitalization of inventory cost              59,316         25,248
   Bad debt reserves                                     13,012         23,450
   Inventory reserves                                    40,130          9,922
   State income taxes                                        --         37,060
   Other                                                  1,722         11,096
                                                     ----------     ----------
        Total deferred tax assets                     1,159,388        497,476
                                                     ----------     ----------
Deferred tax liabilities:

   State income taxes                                    33,388             --
   Depreciation                                              --         46,476
                                                     ----------     ----------
        Total deferred tax liability                     33,388         46,476
                                                     ----------     ----------
        Net deferred tax asset                       $1,126,000     $  451,000
                                                     ==========     ==========

The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:


                                                        1995            1996
                                                     ----------     ----------
        Expected statutory tax expense               $   11,208     $  703,919
        Net tax effect of permanent differences              --        (68,285)
        State income taxes, net of Federal tax effect    20,988        137,280
        Adjustment to deferred tax asset                     --         20,847
        Other                                              (396)         1,239
                                                     ----------     ----------
                Actual tax expense                   $   31,800     $  795,000
                                                     ==========     ==========

At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes expiring as follows:

        YEARS ENDING DECEMEBER 31,                      AMOUNT
        ---------------------------                  ----------
                2006                                 $   52,580
                2007                                    593,499
                2009                                    386,508
                                                     ----------
                                                     $1,032,587
                                                     ==========

                               FOTOBALL USA, INC.
                     NOTES TO FINANCIAL STATEMENTS (continued)

Management of the Company periodically reviews the necessity for a valuation allowance with respect to both the current and non-current portion of the deferred income tax asset to determine the probability of its realization and to estimate what portion will be realized during the current period and in subsequent future periods, including any anticipated limitation on utilization of loss carryforwards resulting from the change in the Company's ownership in connection with the Offering. The Company believes that, given the expectation of continuing increases in its retail business, and an increase in the gross margins realized from its core sports-related promotional sales, it is more likely than not that the entire benefit of existing deductible temporary differences will be realized. Therefore, no valuation allowance has been established.