Form 10QSB
period 1997-03-31
FOTOBALL USA INC
filed 1997-05-15
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D. C.  20549

                               FORM  10-QSB


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997


  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________

                       Commission file number  0 - 24608
                                              ----------

                             FOTOBALL USA, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


                Delaware                        33-0614889
   -----------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


              3738 Ruffin Road, San Diego, California,      92123
   -----------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                              (619) 467 - 9900
                         --------------------------
                         (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    As of April 30, 1997, the Company had 2,676,742 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format  Yes ( )  No (X)

                               FOTOBALL USA, INC.

                                     INDEX

                                                              Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets as of December 31,
               1996 and March 31, 1997                           3

          Condensed Statements of Operations for the
               three months ended March 31, 1996 and 1997        4

          Condensed Statements of Cash Flows for the
               three months ended March 31, 1996 and 1997        5


          Notes to Condensed Financial Statements                6-9


  Item 2. Management's Discussion and Analysis or
               Plan of Operations                                10-14

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                       16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  FOTOBALL USA, INC.
                             CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                          December 31, 1996     March 31, 1997
                                          -----------------     --------------
                                 ASSETS
CURRENT ASSETS
  Cash and equivalents                      $    981,554          $ 3,547,389
  Accounts receivable-net                      7,369,617            1,078,939
  Inventories (Note 4)                         2,081,206            2,919,418
  Prepaid expenses and other                     176,285              269,567
  Deferred income taxes                          187,000              146,200
                                            ------------          -----------
      TOTAL CURRENT ASSETS                    10,795,662            7,961,513
                                            ------------          -----------
PROPERTY AND EQUIPMENT, net                    1,039,225            1,190,467
                                            ------------          -----------
OTHER ASSETS
  Deferred income taxes                          264,000              264,000
  Deposits and other                              55,449               56,663
                                            ------------          -----------
      TOTAL OTHER ASSETS                         319,449              320,663
                                            ------------          -----------
                                            $ 12,154,336          $ 9,472,643
                                            ============          ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                      $  1,825,000          $        --
  Current portion of capital leases               58,516               80,534
  Accounts payable and accrued expenses        1,954,106            1,022,830
  Income taxes payable                           119,200               11,500
                                            ------------          -----------
      TOTAL CURRENT LIABILITIES                3,956,822            1,114,864
CAPITAL LEASES, net of current portion           138,976              220,051
                                            ------------          -----------
      TOTAL LIABILITIES                        4,095,798            1,334,915
                                            ------------          -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    authorized-1,000,000 shares; issued
    and outstanding-none
  Common stock, $.01 par value; authorized
    - 15,000,000 shares; issued and
    outstanding -  2,676,742 shares               26,767               26,767
  Additional paid-in capital                   8,562,194            8,562,194
  Accumulated deficit                           (530,423)            (451,233)
                                            ------------          -----------
      TOTAL STOCKHOLDERS' EQUITY               8,058,538            8,137,728
                                            ------------          -----------
                                            $ 12,154,336          $ 9,472,643
                                            ============          ===========
             See accompanying notes to condensed financial statements.

                                  FOTOBALL  USA,  INC.
                          CONDENSED STATEMENTS  OF  OPERATIONS
                                    (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                     1996             1997
                                                ------------      -----------
SALES                                           $  2,401,656      $ 3,601,385
COST OF SALES                                      1,404,863        2,227,164
                                                ------------      -----------
     GROSS PROFIT                                    996,793        1,374,221
                                                ------------      -----------
OPERATING EXPENSES
   Royalties                                         171,086          118,779
   Marketing                                         305,753          530,495
   General and administrative                        458,135          554,133
   Depreciation and amortization                      54,670           50,479
                                                ------------      -----------
      TOTAL OPERATING EXPENSES                       989,644        1,253,886
                                                ------------      -----------
      INCOME BEFORE OTHER (INCOME)
      EXPENSE AND INCOME TAXES                         7,149          120,335
                                                ------------      -----------
OTHER (INCOME) EXPENSE
  Interest expense                                     8,597           12,815
  Interest income                                    (43,087)         (24,769)
                                                ------------      -----------
      TOTAL OTHER INCOME                             (34,490)         (11,954)
                                                ------------      -----------
      INCOME BEFORE INCOME TAX                        41,639          132,289
      INCOME TAX EXPENSE                              16,700           53,100
                                                ------------      -----------
      NET INCOME                                $     24,939      $    79,189
                                                ============      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 2,691,676        2,691,710
                                                ============      ===========
NET INCOME PER COMMON SHARE                     $        .01      $       .03
                                                ============      ===========














            See accompanying notes to condensed financial statements.

                                  FOTOBALL  USA,  INC.
                         CONDENSED STATEMENTS  OF  CASH FLOWS
                                    (Unaudited)

                                                     Three  Months Ended
                                                           March 31,
                                                -----------------------------
                                                     1996             1997
                                                ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $     24,939      $    79,189
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      54,670           55,817
   Amortization of stock compensation expense          6,375               --
   Changes in operating assets and liabilities:
   Accounts receivable                                47,413        6,290,678
   Inventories                                      (435,857)        (838,212)
   Production-in-process                             (30,766)              --
   Prepaid expenses and other                       (113,294)         (94,496)
   Deferred income taxes                              16,700           40,800
   Accounts payable and accrued expenses            (122,516)        (931,276)
   Customer deposits                               1,358,029               --
   Income taxes payable                                   --         (107,700)
                                                ------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            805,693        4,494,800
                                                ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                  (47,165)         (92,305)
                                                ------------      -----------
NET CASH USED IN INVESTING ACTIVITIES                (47,165)         (92,305)
                                                ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal reductions of related party loans         (21,331)              --
 Repayment of capital lease obligations              (14,186)         (11,660)
 Repayment of short-term credit facilities                --       (1,825,000)
                                                ------------      -----------
NET CASH  USED IN FINANCING ACTIVITIES               (35,517)      (1,836,660)
                                                ------------      -----------
NET INCREASE IN CASH AND EQUIVALENTS                 723,011        2,565,835
CASH AND EQUIVALENTS, Beginning of period          2,162,268          981,554
                                                ============      ===========
CASH AND EQUIVALENTS, End of period             $  2,885,279      $ 3,547,389
                                                ============      ===========










             See accompanying notes to condensed financial statements

                                  FOTOBALL USA, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                     THREE MONTHS ENDED MARCH 31, 1996 AND 1997

1. CONDENSED FINANCIAL STATEMENTS

   The condensed balance sheet as of March 31, 1997, the condensed statements of operations for the three months ended March 31, 1996 and 1997, and the condensed statements of cash flows for the three months ended March 31, 1996 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

   The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through December 31, 1999. The following table summarizes, in descending order of 1996 revenue contribution, the Company's significant license agreements and their terms:`

         Licensor         Product Term                     Expiration Date
         --------         ------------                     ----------------
          MLBP            Baseball  3 years                December 31, 1999
          MLBPA           Baseball  1 year(2 year option)  December 31, 1999
          NFL Team Logo   Football  2 years                March 31, 1998

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

                                  FOTOBALL USA, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                      THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                      (continued)

   During the year ended December 31, 1996, 76% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $14,122,000, or 54% of sales, and another customer accounted for aggregate sales of $4,400,000 or 17% of sales. During the year ended December 31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of $2,015,000, or 26% of sales.

   Variability of Gross Margins - Historically, the Company has realized gross margins as a percentage of total sales of between 45-50% on an annual basis. This represented an aggregation of somewhat lower margin promotions sales offset by higher margin retail sales. Generally, the Company's promotions sales realize lower margins than its retail sales.
   In 1996, the Company realized gross margins of 29% as a result of the previously mentioned low margin toy car promotion sales. As the Company does not anticipate any material toy car sales during 1997, the Company expects that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, consistent with years prior to 1996. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

   Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 74% and 35% of the Company's sales during the years ended December 31, 1995 and 1996, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincides with the baseball season. As a result of the Major League Baseball ("MLB") strike commencing in August 1994, and the delay in the start of the 1995 MLB season, the Company's baseball-related business was materially adversely impacted during the first half of 1995. However, the Company experienced an upsurge in its baseball and football-related business during the last half of 1995. The Company believes that the recent signing of a collective bargaining agreement between MLB players and owners should have a positive impact upon the Company's future baseball business. Baseball-related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Despite these toy car sales, which are not anticipated to be material in the future, the Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions.
   The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

                                  FOTOBALL USA, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                     THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                     (continued)

   Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer, and Fred Ostern, its Vice President of Marketing. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000. Mr. Ostern has entered into a three-year employment agreement with the Company (the "Ostern Agreement"), commencing on January 1, 1996, which, among other things, precludes Mr. Ostern from competing with the Company for a period of one year following termination of his employment with the Company. In March 1997, Mr. Ostern brought an action against the Company alleging that the Company breached the employment agreement between the Company and Mr. Ostern. See Footnote 3, "Legal Proceedings."

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

3. LEGAL PROCEEDINGS

   The Company is a defendant in an action brought in San Diego County, California Superior Court on March 14, 1997 by Fred S. Ostern, the Company's Vice President-Marketing. The complaint alleges that the Company has breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. The claim seeks unspecified damages in excess of $50,000.
   A reserve in an amount deemed adequate by the Company has been recorded for the year ended December 31, 1996. The Company believes that it has meritorious defenses to the claim which it intends to assert vigorously. In the opinion of management, except as noted in the following paragraph, the outcome of the foregoing action will not, in the aggregate, have a material adverse effect on the Company's financial condition. On April 14, 1997 the Company filed an answer to Mr. Ostern's complaint denying the allegations of the complaint and asserting affirmative defenses.

   Mr. Ostern was instrumental in bringing in approximately $19,000,000 and $2,000,000 in sales in 1996 and 1995, respectively. Such amounts represented 73% and 26% of total sales in 1996 and 1995, respectively. The Company anticipates that Mr. Ostern's contribution to the Company's

                                  FOTOBALL USA, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                      THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                     (continued)

   sales will be far less in 1997 and 1998 than in 1996, due to the non-reoccurrence of the toy car promotions and the anticipated expansion of the Company's sales and marketing department. Despite the anticipated reduced contribution from Mr. Ostern in 1997 and 1998, the loss of the services of Mr. Ostern could have a material adverse effect on the Company's business and prospects.

4. INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method.

	Inventories consist of the following:

                                      December 31, 1996       March 31, 1997
                                      -----------------       --------------
                  Finished goods         $   439,332            $   593,623
                  Raw material             1,641,874              2,325,795
                                         -----------           ------------
                  Total inventory        $ 2,081,206            $ 2,919,418
                                         ===========           ============

5. BACKLOG

   Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders in which an agreement has been signed defining the terms and quantity of the promotion, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. The Company's backlog of orders was $300,000 and $10,079,000 as of April 30, 1997 and 1996, respectively. The current backlog reflects the non-reoccurrence of the 1996 toy car promotion sales as well as the absence of a "national" baseball promotion in 1997.
   The Company expects a transitional year during 1997 from the record year realized in 1996. Sales and earnings are expected to be significantly lower in the second quarter of 1997 than the corresponding period in 1996, due to the absence of the above mentioned promotions, and the expectation that anticipated retail sales increases and higher aggregate margins will not replace the net income from these promotions. However, given the inherent variability of the promotions business, and despite the significant uncertainty in predicting the occurrence of future promotions, it is possible that significant promotional programs or "hot markets" could develop during the third and fourth quarter of 1997, which could contribute to higher earnings, although there is no way to currently predict such developments.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Results of Operations:

    The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented: (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                      ---------------------------------------
                                            1996                  1997
                                      ----------------      -----------------
Sales                                 $2,401,656   100%     $ 3,601,385   100%
Cost of Sales                          1,404,863    58        2,227,164    62
Operating Expenses                       989,644    41        1,253,886    35
Operating Income                           7,149     1          120,335     3
Interest Expense                           8,597     1           12,815     1
Interest Income                           43,087     2           24,769     1
Income Before Income Tax                  41,639     2          132,289     4
Income Tax Expense                        16,700     1           53,100     1
Net Income                            $   24,939     1%     $    79,189     2%

Three Months Ended March 31, 1996 and 1997:

Sales:

    Sales were $3,601,000 for the three months ended March 31, 1997, an increase of 50% from sales of $2,402,000 for the three months ended March 31, 1996. The increase was due to both promotional and retail divisions realizing substantial increases over the three months ended March 31, 1996. For the three months ended March 31, 1997, promotional sales were $2,017,000, or 56% of sales, as compared to promotional sales of $1,310,000, or 55% of sales, for the three months ended March 31, 1996. This increase was due principally to a $1,690,000 "Fotopuck" hockey puck promotion with Burger
King, combined with the successful delivery of the Company's first European promotional order which totaled $250,000. Retail sales were $1,585,000 for the three months ended March 31, 1997, an increase of 45% from retail sales of $1,092,000 for the three months ended March 31, 1996. This increase was primarily due to increases in retail baseball, football and basketball-related sales. For the three months ended March 31, 1997, total retail baseball, football and basketball-related sales were $773,000, $612,000, and $106,000, respectively, as compared to $640,000, $373,000, and $50,000 respectively, for the three months ended March 31, 1996. The Company's new or expanded product lines of hockey, Fototires, label pins and soccer contributed insignificantly to the sales growth for the three months ended March 31, 1997. The licensing of drivers and product and packaging development of the Fototire product and the design development of the hockey puck displayed in a net were completed in March 1997 and therefore no material sales were realized during the three months ended March 31, 1997. The Company's actual results for 1997 and future years, and its ability to maintain the growth rate of its retail sales as realized in prior years are dependent in part, upon how well the Company's new NASCAR, hockey and lapel pin product lines will be received both in the retail and promotional marketplace.

Gross Profit:

    Gross profit was $1,374,000 for the three months ended March 31, 1997, an increase of 38% from gross profit of $997,000 for the three months ended March 31, 1996. Gross profit increased on an absolute basis as a result of the increase in sales. Gross margins as a percentage of sales decreased to 38% for the three months ended March 31, 1997 from 42% for the three months ended March 31, 1996. The gross margins as a percentage of sales were somewhat lower in the first quarter of 1997 as compared to the prior year primarily as a result of the following factors: (1) higher retail sales of lower margin football and basketball sales during 1997 versus 1996; (2) sales to distributors who service the Company's national mass merchant customers are increasing, resulting in somewhat lower margins due to volume pricing; and
(3) the European promotional basketball order totaling $250,000, realized, as anticipated, lower margins. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed
Financial Statements"). The Company anticipates that its gross margins for the fiscal year ending December 31, 1997 should be consistent with the gross margins realized during the first quarter of 1997.

Operating Expenses:

    Operating expenses were $1,254,000, or 35% of sales, for the three months ended March 31, 1997, as compared to operating expenses of $990,000, or 41% of sales, for the three months ended March 31, 1996. The increase in operating expenses on an absolute basis was due to an increase in marketing and general and administrative expenses offset in part by lower royalties expenses.

    Royalties expenses were $119,000 for the three months ended March 31, 1997, a decrease of 30% from royalties expenses of $171,000 for the three months ended March 31, 1996. Royalties expense as a percentage of sales decreased to 3% of sales for the three months ended March 31, 1997 from 7% of sales for the three months ended March 31, 1996, due in part to the $1,690,000 hockey puck promotion and the $250,000 European promotional order which had no royalty obligations. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). Most of the Company's significant licenses expire on December 31, 1999 except for the NFL Team Logo license, which expires on March 31, 1998.

    Marketing expenses were $530,000 for the three months ended March 31, 1997, an increase of 73% from marketing expenses of $306,000 for the three months ended March 31, 1996. Marketing expenses as a percentage of sales increased to 15% of sales for the three months ended March 31, 1997 from 13% of sales for the three months ended March 31, 1996. The increase in marketing expenses of $224,000 was primarily the result of higher wages and related expenses associated with additional sales personnel, and higher travel and advertising costs. The Company anticipates increases in marketing expenses to continue throughout 1997, as a direct result of management's efforts to maximize and leverage the Company's current brand equity and greater product diversity by adding additional sales professionals.

    General and administrative expenses were $554,000 for the three months ended March 31, 1997, an increase of 21% from general and administrative expenses of $458,000 for the three months ended March 31, 1996. This $96,000 increase is a result of several factors, including increased personnel costs, increased general office expenses and an increase in legal fees.

Other Income (Expense):

    Interest expense was $13,000 for the three months ended March 31, 1997, an increase of 44% from interest expense of $9,000 for the three months ended March 31, 1996. The increase reflects the interest incurred on the $1,825,000 outstanding on the line of credit, which was subsequently repaid in late January 1997, combined with an increase in interest charges from capitalized leases. Total capitalized equipment and machinery leases were $330,000 at March 31, 1997, an increase of $146,000 from $184,000 at March 31, 1996.

    Interest income was $25,000 for the three months ended March 31, 1997, a decrease of $18,000, or 42% from interest income of $43,000 for the three months ended March 31, 1996. This decrease is due to the Company's average cash balances available for investment being lower during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

Liquidity and Capital Resources:

    The Company's net working capital increased an insignificant amount from December 31, 1996 to March 31, 1997, to a net working capital surplus of $6,847,000 at March 31, 1997 from a net working capital surplus of $6,839,000 at December 31, 1996. Cash flow from operations increased by $3,689,000 from cash provided by operations of $806,000 for the year ended December 31, 1996 to cash provided by operations of $4,495,000 for the year ended December 31, 1996. This increase was primarily the result of a $5,600,000 accounts receivable with a major oil company, resulting from a December 1996 toy car promotion, which was subsequently collected in January 1997, offset in part, by an increased investment in inventory and a decrease in accounts payable.

    Cash and equivalents aggregated $3,547,000 at March 31, 1997, an increase of $2,565,000 from cash and equivalents of $982,000 at December 31, 1996.
As previously noted, collection of the significant accounts receivable balance at December 31, 1996, offset in part by increased inventory levels in support of an expanded product line contributed to this increase. The Company's expanding product lines, including mini-baseball gloves, hockey pucks, and the Fototires, substantially all of which are imprinted at the San Diego facility, will require the Company, in the future, to maintain these higher inventory levels. The Company also utilized cash resources for the acquisition of non-current assets, such as property and equipment additions. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $600,000, to be used to purchase additional production machinery, office and computer equipment and software. Additionally, the Company's facility has reached its space utilization capacity. The Company anticipates incurring costs, which are included in the $600,000 capital expenditure budget, on facility and leasehold improvements to accommodate the Company's need for additional space. In March 1997, the Company began leasing an additional 7,500 square feet of inventory warehousing space from an unaffiliated party under a five-year lease agreement for a monthly rent of $4,500. It is the Company's intent to meet its increasing space requirements, resulting principally from the expansion of its retail business, by weighing the incremental costs of future additional space and expanding in a manner that is congruent with the overall profitability of the Company. There can be no assurance, however, that the Company will be successful in this regard.

    At March 31, 1997, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $1,005,000 in the aggregate through 1999, of which $256,000 is due at various times in 1997. Given the Company's operating profits to date and anticipated increases in retail product sales, management expects these guaranteed royalties to be funded from operating cash flows.

    In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Borrowings under the line of credit were secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited from $1,000,000 to $3,000,000 in support of stand-by letters of credit which were issued to an overseas supplier in 1996. The line of credit, which expired on December 19, 1996, was subsequently renewed on March 27, 1997 extending its term until December 10, 2001. The Company may provide future letters of credit as a means of guaranteeing payment, either as required by the above-mentioned supplier or in procuring goods from other overseas suppliers.

    Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1997.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997, overall sales trends, gross margin trends, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1997, and other statement of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

1997 Outlook:

    As previously discussed, sales and earnings are expected to be significantly lower in the second quarter of 1997 than the corresponding period in 1996, due to the non-reoccurrence of the 1996 toy car promotions and the absence of a "national" baseball promotion. Historically, the Company has realized its highest sales and earnings during the second quarter, coinciding with the baseball season, and in 1996, a significant toy car promotion. Given this, and the absence of a national or multi-regional baseball promotion in 1997, combined with the uncertainty as to the market acceptance of the new Fototire product, the Company anticipates that sales and earnings for the year are likely to be significantly lower than 1996. However, given the inherent variability of the promotions business, and despite the significant uncertainty in predicting the occurrence of future promotions, it is possible that significant promotional programs or "hot markets" could develop during the third and fourth quarter of 1997, which could contribute to higher earnings, although there is no way to currently predict such developments.

    The Company's retail business is expected to continue to realize in 1997 growth rates comparable to prior years. Growth in retail sales is being driven by the following factors: (1) the Company's "team" business representing sales of product to Major League Baseball ("MLB") teams, concessionaires and corporate sponsors has experienced significant growth through April, 1997 as compared to the prior year period. The Company has begun to leverage its strong relationships with each of the thirty MLB teams by offering lapel pins as an additional product line. The Company recently shipped or received orders for approximately $130,000 of lapel pins to MLB teams, and anticipates that such sales should continue to increase in 1997 and beyond; (2) the Company continues to aggressively pursue nation wide representation with its national mass merchants, supported by a free-standing fixture program featuring the Company's products along with other sports licensed product vendors, in many of its mass merchants including Walmart, Kmart, Target and J.C. Penney. Although implementation of these programs is dependent upon the mass merchant, and has been slower than anticipated, the Company expects that these programs should be in place by the third quarter of 1997; and (3) overall growth in retail sales should be supported by an increasing line of products, licensing arrangements and customers, including the new hockey puck, lapel pin and Fototire products, new licensing agreements with California Sesquicentennial Foundation and WB Sport, and expanding customer relationships with Walt Disney, and Planet Hollywood.

    The Company's promotional business, with its inherent variability, is more difficult to forecast. As previously noted, the Company anticipates significantly lower promotions sales in 1997 as compared to 1996 resulting in 1997 being a transitional year for the Company. The Company is focusing on leveraging the heightened brand equity of the Fotoball name and its products that exists currently in the marketplace, by actively pursuing employment of seasoned promotions and marketing professionals who will establish new customer relationships in industries in which the Company currently does not have a presence, including the automotive, beverage, convenience store and food industries. The Company expects the employment of such individual(s) to occur within the next few months.

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits
                         10.9(3) Merrill Lynch International Bank Limited
                                 line of credit dated March 13, 1997.

                         27      Financial Data Schedule

              (b) Reports on Form 8-K for the three months ended March 31,
                  1997 - None

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               FOTOBALL USA, INC
                                          --------------------------
                                                  (Registrant)



Dated: May 15, 1997                       BY: /s/ David G. Forster
                                              ----------------------
                                              David G. Forster
                                              Vice President-Finance, Treasurer
                                              and Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Duly Authorized Officer)