Form 10QSB
period 1997-06-30
FOTOBALL USA INC
filed 1997-08-14
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D. C.  20549

                                  FORM  10-QSB


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997


 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to  _________________

                      Commission file number       0 - 24608

                             FOTOBALL USA, INC.
----------------------------------------------------------------------------

         (Exact name of small business issuer as specified in its charter)

                Delaware                                 33 - 0614889
----------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


                 3738 Ruffin Road, San Diego, California,      92123
               -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


                                   (619) 467 - 9900
                              ---------------------------
                              (Issuer's telephone number)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ___

    As of August 1, 1997, the Company had 2,676,742 shares of its common stock issued and outstanding.

           Transitional Small Business Disclosure Format  Yes ___  No (X)

                              FOTOBALL USA, INC.

                                   INDEX



                                                                   Sequential
                                                                    Page No.
                                                                   ----------
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

                Condensed Balance Sheets as of December 31, 1996 and
                      June 30, 1997                                        3

                Condensed Statements of Operations for the three months
                      and six months ended June 30, 1996 and 1997          4

               	Condensed Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1997                         5

                Notes to Condensed Financial Statements                    6-10


        Item 2. Management's Discussion and Analysis or Plan of Operation  11-17


PART II.	OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                                 19

                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                                 FOTOBALL USA, INC.
                             CONDENSED BALANCE SHEETS
                                    (Unaudited)

                                           December 31, 1996    June 30, 1997
                                           -----------------    -------------
                                       ASSETS
CURRENT ASSETS
  Cash and equivalents                        $     981,554      $  1,798,178
  Accounts receivable-net                         7,369,617         1,930,280
  Inventories (Note 4)                            2,081,206         3,408,030
  Prepaid expenses and other                        176,285           283,369
  Deferred income taxes                             187,000                 -
                                              -------------      ------------
       TOTAL CURRENT ASSETS                      10,795,662         7,419,857
                                              -------------      ------------
PROPERTY AND EQUIPMENT, net                       1,039,225         1,191,259
                                              -------------      ------------
OTHER ASSETS
  Deferred income taxes                             264,000           446,900
  Deposits and other                                 55,449            77,227
                                              -------------      ------------
       TOTAL OTHER ASSETS                           319,449           524,127
                                              -------------      ------------
                                              $  12,154,336      $  9,135,243
                                              =============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank                        $   1,825,000      $          -
  Current portion of capital leases                  58,516            79,410
  Accounts payable and accrued expenses           1,954,106           775,237
  Income taxes payable                              119,200                 -
                                              -------------      ------------
       TOTAL CURRENT LIABILITIES                  3,956,822           854,647
CAPITAL LEASES, net of current portion              138,976           214,080
                                              -------------      ------------
       TOTAL LIABILITIES                          4,095,798         1,068,727
                                              -------------      ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized-1,000,000 shares; issued and
   outstanding-none
  Common stock, $.01 par value; authorized
   - 15,000,000 shares;
   issued and outstanding -  2,676,742 shares        26,767            26,767
  Additional paid-in capital                      8,562,194         8,562,194
  Accumulated deficit                              (530,423)         (522,445)
                                              -------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                 8,058,538         8,066,516
                                              -------------      ------------
                                              $  12,154,336      $  9,135,243
                                              =============      ============
            See accompanying notes to condensed financial statements.

                              FOTOBALL USA, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     Three Months Ended               Six Months Ended
                         June 30,                           June 30,
                  ------------------------       --------------------------
                      1996         1997                1996          1997
                  ------------  -----------       ----------   ------------
SALES            $ 12,752,204   $ 3,203,450      $ 15,153,860   $ 6,804,835
COST  OF SALES      8,975,448     2,084,759        10,380,311     4,311,923
                  ------------   -----------       -----------  -----------
  GROSS PROFIT      3,776,756     1,118,691         4,773,549     2,492,912
                  ------------   -----------       -----------  -----------
OPERATING EXPENSES
  Royalties           441,138       207,585           612,224       326,364
  Marketing           739,961       497,579         1,045,714     1,028,074
  General &
   administrative     523,507       499,053           981,642     1,053,186
  Depreciation &
   amortization        52,180        56,139           106,850       106,618
                  ------------   -----------      ------------   -----------
  TOTAL OPERATING
  EXPENSES          1,756,786     1,260,356         2,746,430     2,514,242
                  ------------   -----------      ------------   -----------
  INCOME (LOSS) BEFORE
   OTHER (INCOME) EXPENSE
   & INCOME TAXES   2,019,970      (141,665)        2,027,119       (21,330)
                  ------------  ------------       -----------   -----------
OTHER (INCOME) EXPENSE
  Interest expense      7,980         7,539            16,577        20,354
  Interest income     (49,242)      (30,193)          (92,329)      (54,962)
                  ------------   -----------       -----------   -----------
  TOTAL OTHER INCOME  (41,262)      (22,654)          (75,752)      (34,608)
                  ------------   -----------       -----------   -----------
  INCOME (LOSS)
  BEFORE TAXES      2,061,232      (119,011)        2,102,871        13,278

  INCOME TAX
  EXPENSE (BENEFIT)   827,400       (47,800)          844,100         5,300
                  ------------   -----------        -----------  -----------
NET INCOME (LOSS) $ 1,233,832   $   (71,211)      $ 1,258,771   $     7,978
                  ============   ===========        ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  PRIMARY           3,833,817     2,691,707         2,728,710     2,691,707
                  ============   ===========        ===========  ===========
  FULLY DILUTED     3,833,817     2,691,707         3,833,817     2,691,707
                  ============   ===========        ===========  ===========
NET INCOME (LOSS) PER
 COMMON SHARE:
  PRIMARY        $        .33   $      (.03)       $       .46  $       NIL
                  ============   ===========        ===========  ===========
  FULLY DILUTED  $        .33   $      (.03)       $       .35  $       NIL
                  ============   ============       ===========  ===========

            See accompanying notes to condensed financial statements.

                              FOTOBALL USA, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                       1996            1997
                                                    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 1,258,771   $     7,978
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      106,850       128,437
     Amortization of stock compensation expense          12,750             -
     Changes in operating assets and liabilities:
      Restricted cash                                 1,000,000             -
      Accounts receivable                            (4,762,505)    5,439,337
      Inventories                                      (546,203)   (1,326,824)
      Production-in-process                             233,496             -
      Prepaid expenses and other                       (106,785)     (107,084)
      Deferred income taxes                             553,100         4,100
      Accounts payable and accrued expenses           3,479,490    (1,178,869)
      Customer deposits                                  10,310       (21,778)
      Income taxes payable                                    -      (119,200)
                                                    -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             1,239,274     2,826,097
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (140,979)     (150,674)
                                                    -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                  (140,979)     (150,674)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of short-term credit facilities              -    (1,825,000)
  Principal reductions of related party loans           (45,707)            -
  Repayment of capital lease obligations                (30,130)      (33,799)
                                                    -----------   -----------
NET CASH  USED IN FINANCING ACTIVITIES                  (75,837)   (1,858,799)
                                                    -----------   -----------
NET INCREASE IN CASH AND EQUIVALENTS                  1,022,458       816,624
CASH AND EQUIVALENTS, Beginning of period             2,162,268       981,554
                                                    -----------   -----------
CASH AND EQUIVALENTS, End of period                 $ 3,184,726   $ 1,798,178
                                                    ===========   ===========







            See accompanying notes to condensed financial statements.

                              FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (unaudited) THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

1. CONDENSED FINANCIAL STATEMENTS
   -----------------------------

   The condensed balance sheet as of June 30, 1997, the condensed statements of operations for the three months and six months ended June 30, 1996 and 1997, and the condensed statements of cash flows for the six months ended June 30, 1996 and 1997 have been prepared by the Company without audit.
   In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

   The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
   ---------------------------------------------------------

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

         Licensor         Product Term                       Expiration Date
         --------         ------------                       ---------------
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

   Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions

                              FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (unaudited) THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (continued)

   customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1996, 76% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $14,122,000, or 54% of sales, and another customer accounted for aggregate sales of $4,400,000 or 17% of sales. During the year ended December 31, 1995, 40% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of $2,015,000, or 26% of sales.

   Variability of Gross Margins - Historically, the Company has realized gross margins as a percentage of total sales of between 45-50% on an annual basis. This represented an aggregation of somewhat lower margin promotions sales offset by higher margin retail sales. Generally, the Company's promotions sales realize lower margins than its retail sales.
   In 1996, the Company realized gross margins of 29% as a result of
   $14,000,000 of low margin toy car promotion sales.   As the Company does
   not anticipate any material toy car sales during 1997, the Company expects that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, comparable with gross margins realized during the six months ended June 30, 1997. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

   Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 74% and 35% of the Company's sales during the years ended December 31, 1995 and 1996, respectively. As such, the Company's sales tend to be concentrated during the second and third quarters which coincides with the baseball season. Baseball-related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Despite the absence in the future of any material toy car sales, the Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

   Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer, and Fred Ostern, its Vice President of Marketing. Mr. Favish has entered into a five-year employment agreement with the

                              FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (unaudited) THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (continued)

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

3. LEGAL PROCEEDINGS
   -----------------

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

   Mr. Ostern was instrumental in bringing in approximately $19,000,000 and $2,000,000 in sales in 1996 and 1995, respectively. Such amounts represented 73% and 26% of total sales in 1996 and 1995, respectively. The Company anticipates that Mr. Ostern's contribution to the Company's sales will be far less in 1997 and 1998 than in 1996, due to the

                              FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (unaudited) THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (continued)

   non-reoccurrence of the toy car promotions and the anticipated expansion of the Company's sales and marketing department. Despite the anticipated reduced contribution from Mr. Ostern in 1997 and 1998, the loss of the services of Mr. Ostern could have a material adverse effect on the Company's business and prospects.

4. INVENTORIES
   -----------

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:
                                  December 31, 1996       June 30, 1997
                                  -----------------       -------------
           Finished goods               $   439,332         $   665,118
           Raw material                   1,641,874           2,742,912
                                        -----------         -----------
           Total inventory              $ 2,081,206         $ 3,408,030
                                        ===========         ===========

5. BACKLOG
   -------

   Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore generally not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders and certain retail orders in which an agreement has been signed defining the terms and quantity of the promotion or order, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. The Company's backlog of orders was $515,000 and $300,000 as of August 1, 1997 and 1996, respectively. The Company expects to realize operating losses for the fiscal year ending December 31, 1997, since current retail sales growth along with current promotional business in hand is not expected to exceed the Company's cost of operations in 1997. However, given the inherent variability of the promotions business, and despite the significant uncertainty in predicting the occurrence of future promotions, it is possible that significant promotional programs or "hot markets" could develop during the fourth quarter of 1997, which could mitigate the expected operating losses, although there is no way to currently predict such developments.

                              FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (unaudited) THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (continued)

6. NET INCOME (LOSS) PER SHARE
   ---------------------------

   Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the weighted average shares pursuant to the treasury stock method as prescribed by APB Opinion No. 15 "Earnings Per Share."

   In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 "Earnings per Share" which is effective for financial statements for periods ending after December 15, 1997. If the new pronouncement had been in effect for the three and six-month periods ended June 30, 1997 and 1996, earnings (loss) per share would have been as follows:


                                    THREE MONTHS            SIX MONTHS
                                    ENDED JUNE 30,         ENDED JUNE 30,
                                  1996         1997          1996         1997
                               ----------   ----------    ---------    ---------
       Primary                 $      .33   $     (.03)   $     .46      $  NIL
       Fully diluted           $      .33   $     (.03)   $     .35      $  NIL
       FAS No. 128:
       Basic EPS               $      .46   $     (.03)   $     .47      $  NIL
       Diluted EPS             $       39   $     (.03)   $     .40      $  NIL
       Basic weighted average
        shares outstanding      2,661,742    2,676,742    2,661,742   2,676,742
       Diluted weighted average
        shares outstanding      3,182,168    2,691,707    3,182,168   2,691,707

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

Results of Operations

   The following table sets forth certain unaudited operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

               Three Months Ended                   Six Months Ended
                     June 30,                           June 30,
        -----------------------------------   ------------------------------
             1996             1997               1996              1997
        -----------------------------------   ------------------------------
Sales   $12,752,204 100%  $3,203,450 100%   $15,153,860 100%  $6,804,835 100%
Cost of
Sales     8,975,448  70    2,084,759  65     10,380,311  61    4,311,923  63
Operating
Expenses  1,756,786  14    1,260,356  39      2,746,430  18    2,514,242  37
Operating
Income
(Loss)    2,019,970  16     (141,665) (4)     2,027,119  13      (21,330) (1)
Interest
Expense       7,980   1        7,539   1         16,577   1       20,354   1
Interest
Income       49,242   1       30,193   1         92,329   1       54,962   1
Income (Loss)
Before Income
Tax       2,061,232  16     (119,011) (4)     2,102,871  14       13,278   1
Income Tax
Expense
(Benefit)   827,400   6      (47,800) (1)       844,100   6        5,300   1
Net Income
(Loss)   $1,233,832  10%   $ (71,211) (2)%   $1,258,771   8%     $ 7,978   1%


Three Months Ended June 30, 1996 and 1997:

Sales:

   Sales were $3,203,000 for the three months ended June 30, 1997, a decrease of 75% from sales of $12,752,000 for the three months ended June 30, 1996.
The decrease was due to the significant decrease in the company's promotional contracts as a result of the absence of a "national" baseball promotion and the non-reoccurrence of toy car sales. For the three months ended June 30, 1997, promotional sales were $731,000, or 23% of sales, as compared to promotional sales of $10,852,000, or 85% of sales, for the three months ended June 30, 1996. The 1997 promotional sales represented various baseball and basketball related promotions as compared to promotional sales in 1996 which were derived from two customers: $7,200,000 in toy car sales to Chevron and a $3,315,000 baseball promotion with Burger King. Retail sales were $2,472,000 for the three months ended June 30, 1997, an increase of 30% from retail sales of $1,900,000 for the three months ended June 30, 1996. Sales increases were realized in all of the Company's product lines, except for the Fototire product which continues to realize less than expected sales. The Company recently received licensing rights from Jeff Gordon and is attempting to obtain licensing rights from another top driver. If the Company is successful in securing a license with this top driver, management believes that having the two most popular NASCAR drivers should, combined with renewed marketing efforts, improve sales of this product in the future. Sales were also higher during the period due to significant increases in the Company's "team" business representing sales of baseballs and lapel pins to MLB teams and concessionaires, combined with continued growth in its amusement park and entertainment business, represented by sales to Disney Attractions and Planet Hollywood.

Gross Profit:

   Gross profit was $1,119,000 for the three months ended June 30, 1997, a decrease of 70% from gross profit of $3,777,000 for the three months ended June 30, 1996. Gross profit decreased on an absolute basis as a result of the significant decrease in promotional sales. Gross margins as a percentage of sales increased to 35% for the three months ended June 30, 1997 from 30% for the three months ended June 30, 1996. The gross margins as a percentage of sales increased from 1996 to 1997 due to the absence in 1997 of the much lower margin toy car promotional sales which significantly lowered the Company's aggregate margins in 1996. The gross margins realized during the three months ended June 30, 1997 are somewhat lower than the margins that the Company has historically realized on its sports product sales primarily as a result of the following factors: (1) higher retail sales of lower margin basketball sales during 1997 versus 1996; and (2) sales to distributors who service the Company's national mass merchant customers are increasing, resulting in somewhat lower margins due to volume pricing. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements"). The Company anticipates that its gross margins for the fiscal year ending December 31, 1997 should be consistent with the gross margins realized during the six months ended
June 30, 1997.

Operating Expense:

   Operating expenses were $1,260,000, or 39% of sales, for the three months ended June 30, 1997, as compared to operating expenses of $1,757,000, or 14% of sales, for the three months ended June 30, 1996. The decrease in operating expenses on an absolute basis was due to decreased royalties and marketing expenses resulting from significantly lower sales. Operating expenses as a percentage of sales increased due to the fixed component of marketing expenses, such as wages, exhibiting and travel costs, being allocated over significantly lower sales volumes.

   Royalties expense was $208,000 for the three months ended June 30, 1997, a decrease of 53% from royalties expense of $441,000 for the three months ended June 30, 1996. Royalties expense as a percentage of sales increased to 6% of sales for the three months ended June 30, 1997 from 3% of sales for the three months ended June 30, 1996, due to the $7,200,000 toy car promotion in 1996 which had no royalty obligation. Royalties expense in 1996 as a percentage of sales, excluding the toy car promotion, would have been 8%. The Company's royalties expense as a percentage of sales may increase in the future if higher royalty-bearing products such as the Fototire and hockey products begin to contribute significantly to the overall sales mix. As previously noted the Company is dependent upon its licensing arrangements and their successful renewal. See Note 2, "Disclosure of Certain Significant Risks and Uncertainties - Dependence Upon Licensing Arrangements."

   Marketing expenses were $498,000 for the three months ended June 30, 1997, a decrease of 33% from marketing expenses of $740,000 for the three months ended June 30, 1996. Marketing expenses as a percentage of sales increased to 16% of sales for the three months ended June 30, 1997 from 6% of sales for the three months ended June 30, 1996, primarily as a result of allocating the fixed components of marketing expenses over significantly lower sales volume.

Marketing expenses decreased significantly from 1996 to 1997 in absolute terms due to substantially lower commissions and bonuses which were paid in 1997 resulting from substantially lower operating income in 1997. Lower mid-year bonus compensation in 1997 was offset in part by higher wages, and commissions paid to manufacturer representatives. These costs are anticipated to increase in the future as a direct result of the Company's efforts to leverage its brand equity by expanding its sales force.

General and administrative expenses were $499,000 for the three months ended June 30, 1997, a decrease of 5% from general and administrative expenses of $524,000 for the three months ended June 30, 1996. This decrease is a result of a significant decrease in mid-year bonus compensation in 1997, offset in part by increased wages and facility costs associated with the Company's expanded facility. The Company recently signed a one year renewable lease for a 22,000 square foot storage warehouse, at a monthly rental of $9,900. This additional warehouse space will alleviate the Company's space requirements by permitting modest reconfiguration of its existing corporate facility.

Other Income (Expense):

   Interest expense was $7,500 for the three months ended June 30, 1997, a decrease from interest expense of $8,000 for the three months ended June 30, 1996. The Company expects interest expense to increase moderately in the future reflecting the continued financing of machinery and equipment purchases through capital leases. Total capitalized equipment and machinery leases were $293,000 at June 30, 1997, an increase of $125,000 from total capitalized equipment and machinery leases of $168,000 at June 30, 1996.

   Interest income was $30,000 for the three months ended June 30, 1997, a decrease of $19,000 or 39% from interest income of $49,000 for the three months ended June 30, 1996. This decrease is due to the Company's average cash balances available for investment being significantly lower during the three months ended June 30, 1997 as compared to the three months ended
June 30, 1996.

Six Months Ended June 30, 1996 and 1997:

Sales:

   Sales were $6,805,000 for the six months ended June 30, 1997, a decrease of 55% from sales of $15,154,000 for the six months ended June 30, 1996.
The decrease was due to the significant decrease in promotional sales offset in part by increases in the Company's retail business. For the six months ended June 30, 1997, promotional sales were $2,748,000 (including $2,059,000 of sales to Burger King) as compared to promotional sales of $12,162,000 (including $7,200,000 and $4,365,000 of sales to Chevron and Burger King, respectively) for the corresponding period in 1996. In contrast to the decline in promotional sales, the Company's retail sales increased 36% to $4,057,000 in 1997 as compared to $2,992,000 in 1996. The Company believes that this rate of retail growth can continue, supported in part by continued penetration into the national mass merchants. Current retail sales growth along with current promotional business in hand is not expected, however, to exceed the Company's cost of operations in 1997. Based on existing sales trends, it is anticipated that the Company will realize operating losses during the third and fourth quarter of 1997.

Gross Profit:

   Gross profit was $2,493,000 for the six months ended June 30, 1997, a decrease of 48% from gross profit of $4,774,000 for the six months ended
June 30, 1996. As previously noted, gross profit decreased on an absolute basis due to significantly lower sales. Gross margins as a percentage of sales increased from 32% to 37% for the six months ended June 30, 1996 and 1997, respectively, reflecting higher margins on its sports-related promotions and retail sales.

Operating Expenses:

   Operating expenses were $2,514,000 or 37% of sales, for the six months ended June 30, 1997, as compared to operating expenses of $2,746,000, or 18% of sales, for the six months ended June 30, 1996, as a result of the Company's fixed operating costs being allocated over substantially lower sales volumes. Operating expenses on an absolute basis decreased by $232,000 during this period due primarily to a $286,000 or 47% decrease in royalties expense.

   Royalties expense was $326,000 for the six months ended June 30, 1997, a decrease of 47% from royalties expense of $612,000 for the six months ended June 30, 1996. Royalties expense as a percentage of sales increased to 5% of sales for the six months ended June 30, 1997 from 4% of sales for the six months ended June 30, 1996, principally due to the non-reoccurrence of the toy car sales which had no royalty obligation.

   Marketing expenses were $1,028,000 for the six months ended June 30, 1997, a nominal decrease from marketing expenses of $1,046,000 for the six months ended June 30, 1996. Marketing expenses as a percentage of sales increased to 15% of sales for the six months ended June 30, 1997 from 7% of sales for the six months ended June 30 1996, as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially lower sales volumes. Marketing expenses on an absolute basis decreased only nominally between periods due to the increase in marketing personnel and commissions to manufacturer representatives during 1997 offset by a significant decrease in employee mid-year bonuses.

   General and administrative expenses were $1,053,000 for the six months ended June 30, 1997, an increase of 7% from general and administrative expenses of $982,000 for the six months ended June 30, 1996. This increase is a result of several factors, including increased wages offset by a decrease in mid-year bonus compensation, combined with an increase in legal expenses. The Company anticipates that general and administrative expenses should continue to increase moderately reflecting higher occupancy costs associated with the Company's expanded warehousing facility and higher legal fees.

Other Income (Expense):

   Interest expense was $20,000 for the six months ended June 30, 1997, an increase of 23% from interest expense of $17,000 for the six months ended June 30, 1996. The increase of $3,000 in interest expense reflects the increase in the amount of the Company's capitalized leases in 1997 as compared to 1996.

   Interest income was $55,000 for the six months ended June 30, 1997, a decrease of $37,000 or 40% from interest income of $92,000 for the six months ended June 30, 1996. This decrease is due to the Company's average cash balances available for investment being significantly lower during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, as more fully explained below.

Liquidity and Capital Resources

   The Company's net working capital decreased by approximately $274,000 from December 31, 1996 to June 30, 1997, to a net working capital surplus of $6,565,000 at June 30, 1997 from a net working capital surplus of $6,839,000 at December 31, 1996. Cash flow provided by operating activities increased by $1,587,000 from cash provided by operating activities of $1,239,000 for the six months ended June 30, 1996, to cash provided by operating activities of $2,826,000 for the six months ended June 30, 1997. The increase in cash provided by operating activities was principally due to the collection of accounts receivable partially offset by increases in inventory and reductions in trade payables. The Company's inventories have increased significantly during the six months ended June 30, 1997, increasing to $3,408,000 from $2,081,000 at December 31, 1996. The Company's increasing retail sales and expanding product lines have required the Company to carry a higher level of inventory. These higher inventory levels combined with future anticipated operating losses will result in average cash balances in 1997 being significantly lower than in 1996. Average cash balances were $2,800,000 for the six month period ended June 30, 1997, a 33% decrease as compared to $4,200,000 for the prior year period. Average monthly cash balances for the remaining six months of 1997 are expected to decrease moderately from the ending cash balance of $1,798,000 at June 30, 1997, reflecting continued constraint on the Company's cash resources.

   Cash and equivalents aggregated $1,798,000 at June 30, 1997, an increase of $816,000 from cash and equivalents of $982,000 at December 31, 1996.
This increase was due in part to the collection of the $5,600,000 receivable from Chevron offset in part by investments in inventory and repayment of trade payables and bank lines of credit. The extent of the Company's future available cash will be dependent upon the Company's ability to mitigate its near term future projected operating losses combined with the ability to reduce its current inventory balance.

   Accounts receivable were $1,930,000 at June 30, 1997, a decrease of $5,440,000 from accounts receivable of $7,370,000 at December 31, 1996. This decrease was due primarily to the balance of $5,600,000 due from the toy car promotion contract with Chevron, shown as an account receivable at December 31, 1996, which was subsequently paid during January 1997. The decrease in accounts receivable was offset by significantly higher retail sales during the three months ended June 30, 1997 as compared to the three months ended December 31, 1996.

   At June 30, 1997, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $963,000 in the aggregate through 1999, of which $140,000 is due at various times in 1997. Given the Company's expectation that it will realize operating losses during the third and fourth quarter of 1997, these guaranteed royalties are anticipated to be funded from cash reserves. The Company periodically reviews the amount of its royalty obligation and unamortized balance of prepaid costs to ensure that, at a minimum, these amounts are amortized ratably over the license term.

   In December 1994, the Company entered into a $1,000,000 line of credit with Merrill Lynch International Bank Limited at an interest rate which is at 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expired on December 19, 1996, was subsequently renewed on March 27, 1997 extending its term until December
10, 2001.

   In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms. There was no borrowing under either line of credit as of June 30, 1997.

   Management believes that the Company's existing cash position and credit facilities will be adequate to support the Company's liquidity and capital needs, at least through the end of 1997.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

   This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997, overall sales trends, gross margin trends, cost and inventory reduction strategies and their results, the ability to obtain or retain significant licensing rights, the Company's expectations as to funding its capital expenditures and operations during 1997, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

1997 Outlook:

   As previously discussed, based on current sales trends, the Company expects to realize operating losses during the third and fourth quarters of 1997, in part due to a significant reduction in promotional business in hand combined with less than expected retail sales of the Fototire product. As previously noted, management has signed one of the two top selling NASCAR drivers and is attempting to secure the licensing rights from the other top driver. If the Company is successful in securing this remaining driver, it should, combined with renewed marketing efforts, improve sales of this product in the future. The Company's retail business is expected to continue to realize 1997 growth rates comparable to prior years. Growth in retail sales is being driven by the following factors: (1) the Company's "team" business representing sales of product to Major League Baseball teams, concessionaires and corporate sponsors is experiencing significant growth;
(2) the Company continues to aggressively pursue nationwide representation with its national mass merchants, supported by a free-standing fixture program featuring the Company's products along with other sports licensed product vendors, in many of its mass merchants including Walmart, Kmart, Target and J.C. Penney. Although implementation of these programs is dependent upon the mass merchant, and has been slower than anticipated, the Company expects that these programs should be in place by early 1998; and
(3) overall growth in retail sales should be supported by an increasing line of products, including the new hockey puck and lapel pin products; and
(4) the Company's amusement park and entertainment business continues to grow through expanding customer relationships with Walt Disney and Planet Hollywood.

   The Company's promotional business, with its inherent variability, is more difficult to forecast. Promotions sales are significantly lower in 1997 than promotions sales in 1996, resulting to a large extent, from the reliance upon a few significant customers. The Company's primary emphasis is the growth of its promotional business and the mitigation of its variability through a broadening of its customer relationships and an expansion of its sales staff. The Company recently employed two senior promotional salespersons who are expected to significantly contribute to these initiatives.

                           PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

        (a)     Exhibits
                   27     Financial Data Schedule

        (b)     Reports on Form 8-K for the three months ended June 30, 1997
                 - None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            FOTOBALL USA, INC
                                       ------------------------
                                              (Registrant)



Dated: August 14, 1997             BY: /s/Michael Favish
                                       ------------------------
                                       Michael Favish
                                       President and Chief Executive Officer


Dated: August 14, 1997             BY: /s/David G. Forster
                                       ------------------------
                                       David G. Forster
                                       Vice President-Finance, Treasurer
                                       and Chief Financial Officer
                                       (Principal Accounting Officer)