Form 10QSB
period 1997-09-30
FOTOBALL USA INC
filed 1997-11-14
CIK 922251

SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON  D. C.  20549

                                  FORM  10-QSB


 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

 ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ____________________

                       Commission file number 0 - 24608
                                              ---------

                                FOTOBALL USA, INC.
       --------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Delaware                            33 - 0614889
       --------------------------------------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification
        incorporation or organization)               Number)



          3738 Ruffin Road, San Diego, California          92123
        --------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                                (619) 467-9900
                          ---------------------------
                          (Issuer's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes (X)   No ___

     As of October 31, 1997, the Company had 2,676,742 shares of its common stock issued and outstanding.

        Transitional Small Business Disclosure Format  Yes ___   No  (X)

                                FOTOBALL USA, INC.

                                     INDEX

					                                                                Sequential
PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                     ----------
  Item 1.  Financial Statements

           Condensed Balance Sheets as of
              December 31, 1996 and September 30, 1997                   3

           Condensed Statements of Operations for the
              three months and nine months ended
              September 30, 1996 and 1997                                4

           Condensed Statements of Cash Flows for the
              nine months ended September 30, 1996 and 1997              5

           Notes to Condensed Financial Statements                       6-10

  Item 2.  Management's Discussion and Analysis or Plan of Operation    11-18

PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Securities Holders        19

  Item 6.  Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                              20

                          PART I. FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS

                                FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                       December 31, 1996    September 30, 1997
                            ASSETS     -----------------    ------------------
CURRENT ASSETS
  Cash and equivalents                      $    981,554          $  1,453,422
  Accounts receivable-net                      7,369,617             1,413,071
  Inventories (Note 4)                         2,081,206             3,488,597
  Prepaid expenses and other                     176,285               205,559
  Deferred income taxes                          187,000                     -
                                            ------------          ------------
      TOTAL CURRENT ASSETS                    10,795,662             6,560,649
                                            ------------          ------------
PROPERTY AND EQUIPMENT, net                    1,039,225             1,344,364
                                            ------------          ------------
OTHER ASSETS
  Deferred income taxes                          264,000               483,200
  Deposits and other                              55,449               101,457
                                            ------------          ------------
      TOTAL OTHER ASSETS                         319,449               584,657
                                            ------------          ------------
                                            $ 12,154,336          $  8,489,670
                                            ============          ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                      $  1,825,000          $          -
  Current portion of capital leases               58,516                92,938
  Accounts payable and accrued expenses        1,954,106               945,538
  Income taxes payable                           119,200                     -
                                            ------------          ------------
      TOTAL CURRENT LIABILITIES                3,956,822             1,038,476
                                            ------------          ------------
CAPITAL LEASES, net of current portion           138,976               249,570
                                            ------------          ------------
      TOTAL LIABILITIES                        4,095,798             1,288,046
                                            ------------          ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    Authorized-1,000,000 shares; issued
    and outstanding-none
  Common stock, $.01 par value; authorized;
    15,000,000 shares; issued and
    outstanding - 2,676,742 shares                26,767                26,767
  Additional paid-in capital                   8,562,194             8,562,194
  Accumulated deficit                           (530,423)           (1,387,337)
                                            ------------          ------------
      TOTAL STOCKHOLDERS' EQUITY               8,058,538             7,201,624
                                            ------------          ------------
                                            $ 12,154,336          $  8,489,670
                                            ============          ============

           See accompanying notes to condensed financial statements.

                                FOTOBALL USA, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                             ------------------------   ----------------------
                                 1996         1997         1996        1997
                             -----------   ----------   -----------  ---------
SALES                        $ 3,025,753   $2,625,750   $18,179,613  $9,430,585
COST OF SALES                  1,840,805    1,763,866    12,221,116   6,075,789
                             -----------   ----------   -----------  ----------
    GROSS PROFIT               1,184,948      861,884     5,958,497   3,354,796
OPERATING EXPENSES
  Royalties                      161,340      237,352       773,564     563,718
  Marketing                      467,408      591,372     1,513,122   1,613,646
  General and administrative     525,198      642,131     1,506,840   1,695,315
  Depreciation and amortization   50,047       67,437       156,897     179,855
  Settlement cost (Note 3)             -      210,000             -     210,000
                             -----------   ----------   -----------  ----------
    TOTAL OPERATING EXPENSES   1,203,993    1,748,292     3,950,423   4,262,534
    INCOME (LOSS) BEFORE
    OTHER (INCOME) EXPENSE
    AND INCOME TAXES            (19,045)     (886,408)    2,008,074    (907,738)
                             -----------   ----------   -----------  ----------
OTHER (INCOME) EXPENSE
  Interest expense                3,821         8,993        20,397      29,347
  Interest income               (31,321)      (25,209)     (123,650)    (80,171)
                             ----------    ----------   -----------  ----------
    TOTAL OTHER INCOME          (27,500)      (16,216)     (103,253)    (50,824)
                             ----------    ----------   -----------  ----------
    INCOME (LOSS) BEFORE
     INCOME TAX                   8,455      (870,192)    2,111,327    (856,914)
    INCOME TAX EXPENSE
     (BENEFIT)                    3,400        (5,300)      847,500           -
                             ----------    ----------   -----------  ----------
    NET INCOME (LOSS)        $    5,055    $ (864,892)  $ 1,263,827  $ (856,914)
                             ==========    ==========   ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    3,830,817     2,676,742     3,830,817   2,676,742
                             ==========    ==========   ===========  ==========
NET INCOME (LOSS) PER
 COMMON SHARE                $      NIL    $     (.32)  $       .37  $     (.32)
                             ==========    ==========   ===========  ==========





           See accompanying notes to condensed financial statements.

                                FOTOBALL USA, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                   ------------------------
                                                       1996          1997
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ 1,263,827   $  (856,914)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                       156,897       206,658
   Amortization of stock compensation expense           19,125             -
   Changes in operating assets and liabilities:
     Restricted cash                                   (87,790)            -
     Accounts receivable                            (1,726,743)    5,956,546
     Inventories                                      (515,372)   (1,407,391)
     Production-in-process                              93,657             -
     Prepaid expenses and other                       (153,322)      (29,274)
     Deferred income taxes                             553,100       (32,200)
     Accounts payable and accrued expenses             276,227    (1,054,576)
     Income taxes payable                                    -      (119,200)
                                                   -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                            (120,394)    2,663,649
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                    (89,209)     (314,139)
                                                   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                  (89,209)     (314,139)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net reductions in short-term credit facilities              -    (1,825,000)
 Proceeds from exercise of options and warrants            150             -
 Principal reductions of related party loans           (58,010)            -
 Repayment of capital lease obligations                (39,207)      (52,642)
                                                   -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                  (97,067)   (1,877,642)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       (306,670)      471,868
CASH AND EQUIVALENTS, Beginning of period            2,162,268       981,554
                                                   -----------   -----------
CASH AND EQUIVALENTS, End of period                $ 1,855,598   $ 1,453,422
                                                   ===========   ===========









           See accompanying notes to condensed financial statements.

                                FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

1. CONDENSED FINANCIAL STATEMENTS
   ------------------------------
   The condensed balance sheet as of September 30, 1997, the condensed statements of operations for the three months and nine months ended September 30, 1996 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1996 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

   The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

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

       Licensor          Product      Term                   Expiration Date
       --------          -------      ----                   ---------------
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

                                FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (continued)

   During the year ended December 31, 1996, 76% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of $14,122,000 or 54% of sales, and another customer accounted for aggregate sales of $4,400,000 or 17% of sales. During the nine months ended September 30, 1997, 37% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of $2,400,000, or 26% of sales.

   Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. In 1996, the Company realized gross margins of 29% as a result
   of $14,000,000 of low margin toy car promotion sales.   As the Company
   does not anticipate any toy car sales during 1997, the Company expects that its higher margin sports-related promotions and retail business should contribute to higher margins in 1997, comparable with gross margins realized during the nine months ended September 30, 1997.
   The Company's current gross margins are lower than the historical averages primarily due to the change in its sales mix. The Company is realizing a greater percentage of its current sales from somewhat lower margin entertainment, concessionaire and distributor related sales. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the type of customer, the size of the promotion and extent of competition also create variability in realized gross margins.

   Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 74% and 35% of the Company's sales during the years ended December 31, 1995 and 1996, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincide with the baseball season. Baseball-related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Despite these toy car sales, which are not anticipated to occur in the future, the Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines and non baseball-related promotions. For the nine months ended September 30, 1997, baseball-related sales represented 48% of the Company's total sales. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

                                FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (continued)

   Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000. The success of the Company was also dependent on the personal efforts of Fred Ostern, its former Vice President of Marketing. See Note 3 - "Legal Proceeding."

   Dependence on Suppliers - In 1996, the Company purchased approximately 89% of its raw material, consisting primarily of synthetic baseballs, footballs and basketballs, from four companies located in China, with one manufacturer accounting for 57% of total raw material purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty.
   Furthermore any political unrest could impact the Company's ability to source products from China.

3. LEGAL PROCEEDINGS
   -----------------
   The Company was a defendant in an action brought in San Diego County, California Superior Court on March 14, 1997 by Fred S. Ostern, the Company's former Vice President-Marketing. The complaint alleged that the Company breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. On October 1, 1997, the Company entered into a settlement agreement with Mr. Ostern whereby the Company agreed to pay a corporation wholly owned by Mr. Ostern the aggregate sum of $350,000, consisting of three monthly payments of $50,000 beginning October 1, 1997, and the remaining $200,000 being due and payable in twelve monthly payments of $16,667 during 1998. In consideration of the settlement amount, the parties mutually agreed that Mr. Ostern's employment with the Company be terminated. Mr. Ostern also agreed to certain non-solicitation and non-competition provisions through December 31, 1998.

   Mr. Ostern was instrumental in bringing in approximately $19,000,000 and $2,000,000 in sales in 1996 and 1995, respectively. Such amounts represented 73% and 26% of total sales in 1996 and 1995, respectively.
   For the nine month period ended September 30, 1997, Mr. Ostern's sales were approximately $2,500,000 or 27% of total sales. The Company recently employed two senior promotional salespersons in order to increase its promotional sales opportunities. There can be no assurance, however, that these new sales professionals, combined with other marketing initiatives,

                                FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (continued)

will replace future sales which may have been otherwise contributed by Mr. Ostern if he had continued to be employed by the Company.

4. INVENTORIES
   -----------
   Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                    December 31, 1996     September 30, 1997
                                    -----------------     ------------------
          Finished goods                $     439,332           $    813,078
          Raw material                      1,641,874              2,675,519
                                        -------------           ------------
          Total inventory               $   2,081,206           $  3,488,597
                                        =============           ============

5. BACKLOG
   -------
   Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore generally not deemed to be part of the Company's backlog. The Company considers its backlog as those promotional orders and certain retail orders in which an agreement has been signed defining the terms and quantity of the promotion or order, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. The Company's backlog of orders was $600,000 and $6,000,000 as of October 31, 1997 and 1996, respectively, representing primarily entertainment-related orders in 1997, as compared with the previously discussed toy car promotional sales for the corresponding prior year period.

6. NET INCOME (LOSS) PER SHARE
   ---------------------------
   Net income per share for the three and nine month periods ended September 30, 1996 was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and warrants and are included in the weighted average shares pursuant to the treasury stock method as prescribed by APB Opinion No. 25 "Earning Per Share." Net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding. The computation of fully diluted net loss per share was anti-dilutive; therefore, only primary loss per share is reported.

   In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128 "Earnings per
   Share" which is effective for financial statements for periods ending after December 15, 1997. If the new pronouncement had been in effect for

                                FOTOBALL USA, INC.
               NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (continued)

   the three and nine-month periods ended September 30, 1996 and 1997, earnings (loss) per share would have been as follows:

                                  Three Months              Nine Months
                               Ended September 30,      Ended September 30,
                             ----------------------   ----------------------
                                1996         1997         1996       1997
                             ----------  ----------   ----------  ----------
As reported (fully diluted)  $      NIL  $     (.32)  $      .37  $     (.32)
Basic EPS                    $      NIL  $     (.32)  $      .47  $     (.32)
Diluted EPS                  $      NIL  $     (.32)  $      .43  $     (.32)
Basic weighted average
shares outstanding            2,661,742   2,676,742    2,676,742   2,676,742
Diluted weighted average
shares outstanding            2,920,876   2,676,742    2,920,876   2,676,742

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION

Recent Developments

During the three months ended September 30, 1997, the Company took several significant steps in establishing a foundation for future growth. In August, the Company named Mr. Salvatore DiMascio as a new member of the Board of Directors. Mr. DiMascio is President of DiMascio Venture Management Inc., an investment and management firm. His experience includes over twenty years in various executive positions with several public companies, including Anchor Gaming, Conair Corporation and Revlon Inc.

In September 1997, the Company announced the appointment of Mr. Richard F. Craven as Executive Vice President-Chief Operating Officer, a new position. Mr. Craven will oversee marketing, operations and business development for the Company. Mr. Craven, who is a graduate of Stanford University and received his MBA from Harvard Business School, brings an extensive background, including management experience with two high-growth business units of Walt Disney Company, and with Taco Bell Corporation.

Finally, in October 1997, the Company reached an agreement with Mr. Fred Ostern,the Company's former Vice President-Marketing regarding the action filed on March 14, 1997 by Mr. Ostern against the Company. In reaching this agreement, Mr. Ostern and the Company mutually agreed to terminate Mr. Ostern's employment with the Company effective October 1, 1997. Mr. Ostern dismissed the action with prejudice, and under the terms of the settlement agreement the Company has agreed to pay a corporation wholly owned by Mr. Ostern the aggregate sum of $350,000, payable in various amounts during 1997 and 1998. See Note 3 - "Legal Proceedings." The Company recognized the settlement amount as a pre-tax charge to operations in the amount of $210,000 for the three months ended September 30, 1997, reflecting the entire settlement amount, less a reserve amount of $140,000 which had been accrued for by the Company in 1996.

Results of Operations

The following table sets forth certain (unaudited) operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                    Three Months Ended               Nine Months Ended
                       September 30,                    September 30,
                 --------------------------      --------------------------
                    1996             1997            1996          1997
                 -----------   -------------      -----------  -------------
Sales             $3,025,753 100%  $2,625,750  100%  $18,179,613 100%
$9,430,585  100%
Cost of Sales      1,840,805  61    1,763,866   67    12,221,116  67
 6,075,789   64
Operating Expenses 1,203,993  40    1,748,292   67     3,950,423  22
 4,262,534   45
Operating Income
(Loss)              (19,045)  (1)   (886,408)  (34)    2,008,074  11
  (907,738) (10)
Interest Expense      3,821    1       8,993     1        20,397   1
    29,347    1
Interest Income      31,321    1      25,209     1       123,650   1
    80,171    1
Income (Loss)
Before Income Tax     8,455    1    (870,192)  (33)    2,111,327  12
  (856,914)  (9)
Income Tax
Expense (Benefit)     3,400    1      (5,300)   (1)      847,500   5
Net Income (Loss) $   5,055    1%  $(864,892)  (33)% $ 1,263,827   7%
$ (856,914)  (9)%

Three Months Ended September 30, 1996 and 1997:

Sales:

Sales were $2,626,000 for the three months ended September 30, 1997, a decrease of 13% from sales of $3,026,000 for the three months ended
September 30, 1996. For the three months ended September 30, 1997, promotional sales were $702,000, or 27% of sales, as compared to promotional sales of $1,365,000, or 45% of sales, for the three months ended September 30, 1996. The 1997 promotional sales included $380,000 of a $740,000 baseball promotion with Burger King, $360,000 of which was shipped and sales recognized in the second quarter of 1997. The remaining promotional sales represented various football, basketball, hockey and lapel pin related promotions. Promotional sales in the 1996 period were primarily derived from two customers: $667,000 in toy car sales to Chevron and a $472,000 baseball promotion with McDonald's Corporation. Retail sales were $1,924,000 for the three months ended September 30, 1997, an increase of 16% from retail sales of $1,660,000 for the three months ended September 30, 1996. Sales increases were realized primarily from the Company's basketball, hockey and soccer product lines, through expanding entertainment related sales. However, sales of the Fototire have not met expectations. The Company is actively pursuing certain promotional and retail sales opportunities for this product. The Fototire product has been selected to be sold in the southeastern region of a national mass merchant for 1998. Finally, the Company is currently engaged in discussions with certain Fortune 500 companies regarding the possibility of corporate promotions. Based on these opportunities, the Company believes that the Fototire product should, with continued marketing efforts, generate improving sales in 1998. There can be no assurance, however, that the Company will be successful in establishing a market for the Fototire product. If unsuccessful in establishing a market for this product in the next few months, the Company may be required to record a charge to operations to establish a reserve against inventory for the Fototire product. See "Liquidity and Capital Resources".

Gross Profit:

Gross profit was $862,000 for the three months ended September 30, 1997, a decrease of 27% from gross profit of $1,185,000 for the three months ended September 30, 1996. Gross profit decreased on an absolute basis as a result of the decrease in sales. Gross margins, as a percentage of sales, decreased from 39% to 33% for the three months ended September 30, 1996 and 1997, respectively. This decrease was due to an inventory write down of approximately $100,000. This charge to cost of sales, reflected the write-down of certain non-sellable merchandise, primarily toy cars held in inventory from a 1996 toy car promotion based on the current likelihood that no further toy cars will be sold. The gross margins realized during the three months ended September 30, 1997 are somewhat lower than the margins that the Company has historically realized on its sports product sales primarily as a result of an increase in somewhat lower margin entertainment and team business sales. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales, and product mix (see Note 2 of the "Notes to Condensed Financial Statements"). The Company anticipates that its gross margins for the fiscal year ending December 31, 1997 should be consistent with the gross margins realized for the nine months ended September 30, 1997.

Operating Expense:

Operating expenses were $1,748,000, or 67% of sales, for the three months ended September 30, 1997, as compared to operating expenses of $1,204,000, or 40% of sales, for the three months ended September 30, 1996. Operating expenses increased both in absolute terms and as a percentage of sales due primarily to two factors: a non-recurring charge of $210,000 incurred in connection with the settlement of a lawsuit with a former officer, (see "Note 3 "Legal Proceedings") and an increase in operating costs of $334,000, a substantial portion of which were the result of the Company's expanded sales and marketing efforts.

Royalties expense was $237,000 for the three months ended September 30, 1997, an increase of 47% from royalties expense of $161,000 for the three months ended September 30, 1996. Royalties expense as a percentage of sales increased to 9% of sales for the three months ended September 30, 1997 from 5% of sales for the three months ended September 30, 1996, due to the significantly higher percentage of retail sales to total aggregate sales in 1997 (73%) as compared to 1996 (55%). Retail sales typically require a royalty of 10-18% as compared to 10% for promotional sales. Additionally, the Company is amortizing the minimum royalty guarantees due in 1997, on the Fototire product through December 31, 1997, of which $33,000 was expensed for the three months ended September 30, 1997, and the remaining $40,000 will be expensed during the three months ending December 31, 1997.

Marketing expenses were $591,000 for the three months ended September 30, 1997, an increase of 27% from marketing expenses of $467,000 for the three months ended September 30, 1996. Marketing expenses as a percentage of sales increased to 23% of sales for the three months ended September 30, 1997 from 15% of sales for the three months ended September 30, 1996, due to substantially higher expenses combined with lower sales volume. Marketing expenses increased by $124,000 from 1996 to 1997 due to substantially higher sales wages, advertising and travel costs reflecting the Company's expanded sales and marketing efforts.

General and administrative expenses were $642,000 for the three months ended September 30, 1997, an increase of 22% from general and administrative expenses of $525,000 for the three months ended September 30, 1996. This increase is primarily the result of three factors: increased personnel costs resulting in part from the appointment of new senior management, substantially higher professional service costs, including computer services and training in connection with the installation of a new computer system; and higher occupancy costs reflecting the Company's expanded inventory warehousing requirements.

Other Income (Expense):

Interest expense was $9,000 for the three months ended September 30, 1997, an increase of 135% from interest expense of $4,000 for the three months ended September 30, 1996. The Company expects interest expense to increase moderately in the future reflecting the continued financing of machinery and equipment purchases through capital leases. Total capitalized equipment and machinery leases were $343,000 at September 30, 1997, an increase of $184,000 from total capitalized equipment and machinery leases of $159,000 at September 30, 1996.

Interest income was $25,000 for the three months ended September 30, 1997, as compared to $31,000 for the three months ended September 30, 1996. This decrease reflects the lower cash balances during the three months ended September 30, 1997 as compared to the corresponding prior year period.

Nine Months Ended September 30, 1996 and 1997:

Sales:

Sales were $9,431,000 for the nine months ended September 30, 1997, a decrease of 48% from sales of $18,180,000 for the nine months ended
September 30, 1996. The $8,750,000 decrease in sales was due to a $10,062,000 decrease in promotional sales (including $7,900,000 in toy car promotional sales) offset in part by a $1,313,000 or 28% increase in retail sales. For the nine months ended September 30, 1997, promotional sales were $3,500,000, as compared to promotional sales of $13,400,000 in 1996, of which Chevron and Burger King accounted for 59% and 34% of promotional sales, respectively, for the corresponding period in 1996. For the nine months ended September 30, 1997, Burger King accounted for 69% of promotional sales. Additionally, retail sales increased significantly for the nine months ended September 30, 1997 as a result of increasing sales with Major League Baseball teams and concessionaires, entertainment related customers, as well as, to a lesser extent, college sales. Overall, retail sales were $5,981,000 for the nine months ended September 30, 1997, a 25% increase over retail sales of $ 4,780,000 for the corresponding prior year period.

Gross Profit:

Gross profit was $3,355,000 for the nine months ended September 30, 1997, a decrease of 44% from gross profit of $5,958,000 for the nine months ended September 30, 1996. As previously noted, gross profit decreased on an absolute basis due to decreased sales. Gross margins as a percentage of sales increased from 33% to 36% for the nine months ended September 30, 1996 and 1997, respectively, reflecting the higher margins on its sports-related promotions and retail sales. As previously noted, the gross margins realized on sales in future periods is expected to be comparable to the gross margins realized during the nine months ended September 30, 1997, notwithstanding the potential negative effect upon gross margins from a write down of Fototire inventory, if necessary, as previously noted.

Operating Expenses:

Operating expenses were $4,263,000 for the nine months ended September
30, 1997, an increase of 8% from operating expenses of $3,950,000 for the nine months ended September 30, 1996. Operating expenses as a percentage of sales increased to 45% of sales for the nine months ended September 30, 1997 from 22% of sales for the nine months ended September 30, 1996, as a result of the Company's fixed operating costs being allocated over significantly lower sales volumes. Additionally, the 1997 results included a non-recurring settlement charge of $210,000. (see Note 3 - "Legal Proceeding".) Excluding this charge, operating expenses increased 3% in 1997 as compared to 1996.

Royalties expense was $564,000 for the nine months ended September 30, 1997, a decrease of 27% from royalties expense of $774,000 for the nine months ended September 30, 1996. The decrease in royalties expense during this period was the result of significantly less royalty-bearing sports-related promotional sales as compared to the corresponding period in

1996. Royalties expense as a percentage of sales increased to 6% of sales for the nine months ended September 30, 1997 from 4% of sales for the nine months ended September 30, 1996, principally due to the non-reoccurrence of the toy car sales which had no royalty obligation.

Marketing expenses were $1,614,000 for the nine months ended September
30, 1997, an increase of 7% from marketing expenses of $1,513,000 for the nine months ended September 30, 1996. Marketing expenses as a percentage of sales increased to 17% of sales for the nine months ended September 30, 1997 from 8% of sales for the nine months ended September 30 1996, as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially lower sales volumes. Marketing expenses on an absolute basis increased by $100,000 between periods due to the increase in sales personnel, commissions to independent sales representatives and advertising costs, offset in part by a significant decrease in employee bonuses.

General and administrative expenses were $1,695,000 for the nine months ended September 30, 1997, an increase of 12% from general and administrative expenses of $1,507,000 for the nine months ended September
30, 1996. This increase is a result of several factors, including increased wages, offset by a decrease in bonus compensation, combined with an increase in legal expenses and professional services. The Company anticipates that general and administrative expenses should remain materially unchanged in 1998 based on the Company's efforts to improve efficiencies, combined with the expectation that certain anomalous legal, consulting and recruitment costs will be non-recurring.

Other Income (Expense):

Interest expense was $29,000 for the nine months ended September 30, 1997, an increase of 44% from interest expense of $20,000 for the nine months ended September 30, 1996. The increase of $9,000 in interest expense reflects the increase in the amount of the Company's capitalized leases in 1997 as compared to 1996.

Interest income was $80,000 for the nine months ended September 30, 1997, as compared to $124,000 for the nine months ended September 30, 1996.
This decrease is due to the Company's average cash balances available for investment being lower during the nine months ended September 30, 1997 as compared to the corresponding prior year period, as more fully explained below.

Income Tax Expense (Benefit):

An income tax benefit was not recognized for the nine month period ended September 30, 1997 due to the anticipated recurring operating losses for the fourth quarter of 1997, and the limitation on the utilization of tax loss carryforward as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1994 in connection with the Company's initial public offering. These limitations create uncertainty as to the ultimate realization of the future tax benefits from current and future operating losses and, therefore, no income tax benefit was accrued.

Liquidity and Capital Resources

The Company's net working capital decreased by approximately $1,317,000 from December 31, 1996 to September 30, 1997, to a net working capital surplus of $5,522,000 at September 30, 1997 from a net working capital surplus of $6,839,000 at December 31, 1996. Cash flow provided by operating activities increased by $2,784,000 from cash provided by operating activities of $120,000 for the nine months ended September 30, 1996, to cash provided by operating activities of $2,664,000 for the nine months ended September 30, 1997. The increase in cash provided by operating activities was principally due to the collection of accounts receivable offset in part by increases in inventory and reductions in trade payables. The Company's inventories have increased significantly during the nine months ended September 30, 1997, increasing to $3,489,000 from $2,081,000 at December 31, 1996. This increase is due to two factors: (1) the Company's increasing retail sales and expanding product lines have required an increased investment in inventory, and (2) the Company purchased approximately $830,000 in promotional and retail size Fototire products in anticipation of both substantially higher sales and a significant Fototire promotion which was originally anticipated to occur in 1997, which the customer later determined to forego. As previously noted, the Company is aggressively pursuing several promotional and retail sales opportunities for the Fototire product. The Company believes, that based on these potential retail and promotional sales opportunities, and a merchandising commitment in 1998 from a national retailer, that the Fototire may realize improving sales in 1998. The ability to increase sales of this product would have a significant positive impact on the Company's future cash flow. Notwithstanding the above, the success of this new product will be determined based on the degree of consumer acceptance at the retail and promotional level. There can be no assurance that the Company will be successful in establishing a market for the Fototire product. If the Company is unsuccessful in establishing a market within the next several months, the Company may be required to record a charge to operations to establish an inventory reserve against Fototire product.

Cash and equivalents aggregated $1,453,000 at September 30, 1997, an increase of $471,000 from cash and equivalents of $982,000 at December 31, 1996. This increase was due in part to the collection of the $5,600,000 receivable from Chevron offset in part by investments in inventory and repayment of trade payables and bank lines of credit. The Company's average cash balances have decreased significantly during 1997 as compared to 1996 due primarily to the significant increase in inventory and operating losses for the three months ended September 30, 1997. The Company anticipates, given its expectation of operating losses for the three months ending December 31, 1997, that its cash balances at December 31, 1997 will be substantially lower than at September 30, 1997. The Company is taking definitive steps to improve its cash position as discussed in "1997/1998 Outlook" below.

Accounts receivable were $1,413,000 at September 30, 1997, a decrease of $5,957,000 from accounts receivable of $7,370,000 at December 31, 1996. This decrease was due primarily to the balance of $5,600,000 due from the toy car promotion contract with Chevron, shown as an account receivable at December 31, 1996, which was subsequently paid in the three months ended March 31, 1997.

At September 30, 1997, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $979,529 in the aggregate through 1999, of which $91,779 is due at various times in 1997. Given the Company's expectation that it will realize operating losses during the fourth quarter of 1997, these guaranteed royalties are anticipated to be funded from cash reserves.

In December 1994, the Company entered into a $1,000,000 line of credit (the "line of credit") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expired on December 19, 1996, was subsequently renewed on March 27, 1997 extending its term until December 10, 2001. There was no borrowing under the line of credit as of September 30, 1997.

In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, under the same terms. There was no borrowing under the credit line as of September
30, 1997.

Management believes that the Company's existing cash position and credit facilities will be adequate to support the Company's liquidity and capital needs, at least through the expiration of the credit line on April 15, 1998. The Company is currently seeking to renew the credit line with modified loan covenants. However, such renewal will require less restrictive financial covenants by the bank. There can be no assurance, however, that the Company will be successful in renewing this facility under acceptable terms.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997 and 1998, overall sales trends, gross margin trends, cost and inventory reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1997 and beyond, and other statement of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

1997/1998 Outlook:

As previously discussed, based on current sales trends, the Company expects to realize operating losses during the three months ending December 31, 1997, although in a lesser amount than the operating losses realized in the three months ended September 30, 1997, primarily as a result of a recent surge in World Series related retail sales and an increase in entertainment related retail sales. See Item 2."Management's Discussion and Analysis or Plan of Operation." The Company's retail business is expected to continue to realize in 1998 growth rates comparable to 1997 and prior years. Growth in retail sales is being driven by the following factors: (1) the significant growth of the Company's "team" business representing sales of product to Major League Baseball teams, concessionaires and corporate sponsors; (2) the aggressive pursuit of nationwide representation with its national mass merchants, including a current test program in 100 Walmart stores using a free-standing fixture. If this test program is successful, the Company's distributor will pursue installation of the fixture in the remaining approximately 1,900 Walmart stores that carry souvenir sports products during 1998; (3) the Company's increasing line of products, including the new hockey puck and lapel pin products; (4) the Company's expanding customer relationships with Walt Disney and Planet Hollywood; and (5) the significant increase in its college business, supported by an expanding product line, including vulcanized rubber sports balls.

The Company's promotional business, with its inherent variability, is more difficult to forecast. Promotions sales are significantly lower in 1997 than in 1996, resulting to a large extent from the reliance upon a few significant customers. The Company's primary emphasis is the growth of its promotional business and the mitigation of its variability through a broadening of its customer relationships and an expansion of its sales staff. The Company recently employed two senior promotional salespersons who are expected to contribute significantly to these initiatives. The recent positive consumer response to the national Wheaties cereal box promotion with General Mills demonstrates the Company's ability to deliver highly effective corporate sponsored sports promotions. The Company's focus in 1998 will be to leverage its relationships with sports leagues to increase regional and national corporate promotional sales.

The Company's primary focus during the next few months is the establishment of specific strategic initiatives which will return the Company to profitability in 1998 and improve the Company's cash position. These initiatives include:

  (i) the improvement of the Company's inventory procurement processes in part through the employment of an inventory and production planner;
  (ii)  the identification and elimination of excess operating expenses;
  (iii) improved gross margins through increased efficiencies at the San Diego production facility;
  (iv) the refocus of the Company's sales staff on aggressively pursing the Company's core souvenir sports product business; and
  (v) the search and evaluation for potential acquisitions which could add critical mass to support the Company's current infrastructure, and add synergistic product lines.

                        PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders
        -----------------------------------------------------

On July 31, 1997, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

The election of one Class III director to serve for a term of three years and until his successor is elected and qualified. The results of the voting were as follows:

            Nominee                 Votes For               Votes Withheld
            -------                 ---------               --------------
         Michael Favish             2,373,750                  103,410

The ratification of the Board of Directors' appointment of Hollander, Gilbert & Co. as the Company's independent auditors for the year ending December 31, 1997. The results of the voting were as follows:

            For                     Against                 Abstained
            ---                     -------                 ---------
         2,333,760                  91,300                   52,100


Item 6.	Exhibits and Reports on Form 8-K
        ---------------------------------
        (a)  Exhibits
                  27  Financial Data Schedule

        (b) Reports on Form 8-K for the three months ended September 30, 1997 - None

                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               FOTOBALL USA, INC.
                                         ---------------------------
                                                  (Registrant)


Dated: November 14, 1997         BY:     /s/ Michael Favish
                                         ----------------------------
                                         Michael Favish
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)




Dated: November 14, 1997         BY:     /s/ David G. Forster
                                         ----------------------------
                                         David G. Forster
                                         Vice President-Finance, Treasurer
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)