Form 10KSB
period 1997-12-31
FOTOBALL USA INC
filed 1998-03-31
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549
                                 _______________

                                   FORM  10-KSB
    [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934
                      For the fiscal year ended December 31, 1997

    [ ] Transition Report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ________________ to ________________

                          Commission file number:  0-24608
                                 _______________

                              FOTOBALL  USA,  INC.
                 (Name of small business issuer in its charter)

      Delaware                                    33-0614889
 ------------------                            ---------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)

                3738 Ruffin Road, San Diego, California  92123
              ---------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                   Issuer's telephone number:  (619) 467-9900
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

    The Issuer's revenues for the fiscal year ended December 31, 1997 were $12,176,780.

    The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 23, 1998, was $3,623,836.

    As of March 23, 1998, the Company had 2,676,742 shares of Common Stock issued and outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes ( )   No (X)



























                                       1

                                    PART I


Item 1.	Description of Business

General

    Fotoball USA, Inc., a Delaware corporation (the "Company"), designs, develops, manufactures and markets high quality custom sports products which are sold in the licensed product retail market through independent manufacturers' representatives and directly to a nationwide network of over 2,000 retailers including Walmart, J.C. Penney, Kmart, Gart Bros., Modell's, Pro Image and The Sports Authority. Additionally, the Company designs, develops and manufactures high quality custom sports and non-sports related products for promotional programs. The Company also provides non-licensed specialty sports products to corporations for resale or promotional use, including sales to amusement park and entertainment related companies. The Company currently holds licenses with Major League Baseball Properties ("MLBP"), the Major League Baseball Players Association ("MLBPA"), the National Association of Professional Baseball Leagues, Inc. (representing professional minor league baseball; collectively, "Professional Baseball"); the National Football League Properties, Inc. and NFL Players Inc. (collectively "NFL"); National Hockey League Enterprises and NHL Players' Association (collectively "NHL"); Major League Soccer ("MLS"); and over 300 colleges and universities ("Colleges"). Pursuant to these licenses, the Company has the right to use, for commercial purposes, the names and logos of sports leagues, teams, colleges and universities and the likenesses of certain sports figures.

    The Company's 1998 product lines include: (i) baseballs: synthetic leather, both mini and official size and weight baseballs, and soft cast vinyl polyester filled baseballs licensed by Colleges and Professional Baseball, featuring players' images, statistics and/or school, team and league logos;
(ii) footballs: synthetic leather, miniature footballs licensed by the NFL and Colleges, featuring helmet logos and shields of NFL teams, NFL
Quarterback Club players' images, statistics and/or NFL team and league logos, College logos and/or mascots, NFL full size collector series and brand licensed full-size footballs; (iii) basketballs: synthetic leather, miniature basketballs, brand licensed full-size basketballs and miniature and full-size vulcanized rubber basketballs licensed by Colleges, featuring College logos and/or mascots, (iv) hockey pucks: official size and weight ice hockey pucks featuring unique logo designs displayed in a replica hockey net and licensed by NHL; (v) lapel pins: high-quality lapel pins licensed by MLBP and the National Collegiate Athletic Association ("NCAA") featuring college team and league logos and featuring corporate logos and designs for promotions and special events; (vi) soccer balls: miniature and regulation-size synthetic leather soccer balls licensed by MLS, featuring players images, and/or MLS team and league logos; (vii) brand licensed and performance ball products: regulation-size synthetic leather or vulcanized rubber sports balls, featuring imprinted corporate logos, designs and animated characters, including products for Disney Attractions, Official All Star Cafe and Six Flags; and
(xiii) Fototires: miniature synthetic rubber tires, scaled proportionally for size and weight, which replicate the exact appearance of a NASCAR and INDY tire, for promotional and special events.

                                       2
    The Company's business is segregated into two distinct market segments: the promotions business, in which the Company sells custom-designed products directly to customers, and its retail business which includes both the sale of licensed product directly to mass merchants, sports teams and concessionaires (it's "national retail sales" business) and the sale of non-licensed specialty sports products to amusement park and entertainment related companies for resale and promotional use (its "entertainment" business).

    The Company's promotions customers, which include large corporations such as General Mills, Arco, Burger King and McDonalds, purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of professional sports teams. The Company provides its promotions customers with a wide range of design, product development and manufacturing services. These services include assisting customers in the negotiation of corporate sponsorships with professional sports teams and their associations, in designing and developing promotions and in procuring product licenses and authorizations. The Company is responsible for all phases of production, including creative design, manufacturing, quality control, packaging and shipping.

    The Company's national retail sales represents a customer base of over 2,000 retailers, including selected department stores and mass merchants (such as Walmart, J.C. Penney, Kmart, Gart Bros., Modell's, Pro Image and
The Sports Authority), airport and hotel concessionaires (including Paradies, Duty Free Shops, Host Marriott and the Del-Star Group), various licensed sports specialty and sporting goods chains, various consumer catalogs and Professional Baseball stadiums (including all 30 Major League Baseball stadiums and 110 professional minor league baseball stadiums). The Company's entertainment business designs, develops and manufactures specialty sports products for large corporations such as Walt Disney, Planet Hollywood, Warner Bros. and Six Flags.

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

Products

    The Company offers a variety of custom-imprinted sports and non-sports products across a broad range of price points. The Company currently markets over 500 custom-imprinted sports products with general wholesale prices ranging from $1.95 to $12.95 per item.

    The following is a description of each of the Company's 1998 product lines:

Baseball:

    The Company uses a synthetic leather, official size and weight baseball on which it prints the various images. All the materials such as the PVC (synthetic leather), thread and core are specified by the Company according to its quality requirements. Various exclusive "fancy" synthetic leathers

                                       3
have been developed by the Company along with new processes such as debossing, embroidered balls and the use of foils, in its Major League Expressions line. The baseball product line includes the following:

    Fotoball Baseball - Baseball featuring a players' image and statistics.

    Embroidered Baseball - Baseball featuring team logos embroidered on baseballs.

    Logo Team Baseball - Baseball featuring team logos in a unique designs on multicolored baseballs. Available for all 30 Major League Baseball teams.

    Mini-glove and baseball gift set - A mini baseball glove constructed from genuine leather combined with a baseball featuring Major League Baseball team logos, Peanuts and holiday/event themes including Father's Day.


    Major League Expressions Baseball - Baseball featuring debossed metallic foil lettering and team logos.

    Specialty Baseball - various specialty products including mini-hanging baseball, and inaugural baseball with snake skin design.

    University Diamond Collection - Baseball featuring university or college logos.

    Promotional Baseball - Baseball custom-printed and used for promotions.

Football:

    The Company uses a 6.5-inch football with brown synthetic pebble finish leather on three panels and white synthetic leather on the fourth panel for its miniature football. The miniature football has a polyurethane inflatable bladder and custom miniature version of official lacing. Each miniature football is packaged with a scaled-down kicking tee which is used as a display stand. The Company uses a full-size football constructed of synthetic leather for its brand licensed products and a youth size vulcanized rubber football for colleges. The football product line includes the following:

    Teamball Football- Football featuring the logo of an NFL team in full color on the white panel.

    NFL Player Fotoball Football - Football featuring a full color image of a player, together with his replica autograph.

    University Teamball - Mini and full size synthetic leather and youth size vulcanized rubber football featuring a full color image of a university or college logo.

    NFL Souvenir Ball - Full size souvenir football featuring team and Super Bowl logos and NFL marks produced in limited edition.

    Performance/Full-size Football - Football featuring color images for specialty retailers such as Walt Disney and WB Sport.

                                       4

    Promotional Football - Full-size and miniature footballs custom-printed and used for promotions.

Basketball:

    The Company uses a 16-inch circumference basketball with high-grade synthetic leather finish on six panels and white synthetic leather on two panels for its miniature basketballs. The miniature basketball is crafted
with full regulation construction and has a butyl inflatable bladder.   The
Company uses a full-size basketball constructed of vulcanized rubber for its brand licensed and college product line. The basketball product line includes the following:

    University Teamball - Mini synthetic leather and both full and youth size vulcanized rubber basketball featuring a full color image of a university or college logo and nickname.

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

    Promotional Soccer Ball - Full-size and miniature soccer ball, size 1-5, custom-printed and used for promotions.

Hockey Pucks:

   The Company uses a hockey puck that is officially licensed with the NHL. The hockey product line includes the following:

    Team Puck - Hockey puck featuring NHL team logos, player images and player facsimile autographs packaged in a mini net.

    Chrome Puck - Hockey puck featuring Chromium Graphics process designs on a disk displayed in a hockey net.

                                       5
    College Puck - Hockey puck featuring a full color image of a university or college logo.

Lapel Pins:

    The Company produces a variety of lapel pin styles including cloisonne, die struck, brass etched and steel for the licensed product retail market, for corporate promotions and to brand licensed retail customers such as Planet Hollywood and Official All Star Cafe. The lapel pin product line includes the following:

    MLB Lapel Pins - Glow in the dark, flexible and mood lapel pins licensed by MLB, featuring team logos.

    NCAA Lapel Pins - Pins for NCAA championship series and Final Four tournament licensed by the NCAA.

    Promotional Pins - Lapel pins custom manufactured and used for corporate promotions.

Fototire:

    Fototire is a miniature rubber tire scaled proportionally for size and weight and replicates the exact appearance of a NASCAR and INDY tire. The Fototire has the marks of Goodyear authorized through a license agreement with Goodyear, and contains a disk in the center of the tire, upon which a driver's image and/or car, along with corporate logos, are depicted using the Company's imprinted process and/or Chromium Graphics designs. The Company introduced this product in Spring 1997 and was unsuccessful in establishing a market for the product. Upon the completion of the 1997 fiscal year, the Company elected not to renew its retail licenses with any drivers. The Company also recorded in 1997 a provision for discontinued and excess inventory for substantially all of the $900,000 of Fototire inventory on hand at December 31, 1997. The Company will continue to pursue an orderly disposition of this product through promotional programs or other means.

Manufacturing, Supply and Distribution

    A significant portion of all raw materials used in the production of the Company's retail products are purchased from unaffiliated manufacturers in the Far East. Additionally, the majority of the Company's promotions products are manufactured according to Company and customer specifications by these same unaffiliated manufacturers. In 1997, the Company purchased approximately 97% of its raw materials and finished promotions goods from six companies located in China, with one manufacturer accounting for 52% of total raw materials and finished promotions goods purchased. The imprinting process, which involves the application of an image onto the blank ball, is performed either at the Company's San Diego, California facility or in China, depending upon the complexity of the printing process required. The complex four-color process is performed exclusively at the San Diego facility and the less sophisticated printing can be performed either at the San Diego facility or in China. The Company is increasingly shifting the imprinting of its products, including the printing and manufacturing of all vulcanized rubber products and the application of various processes such as debossing and foils, to companies located in China to capitalize on significantly lower manufacturing costs. The Company's senior management periodically visits its

                                       6
suppliers to supervise the manufacturing of its products and to ensure compliance with the Company's quality control standards and specifications. The Company is not a party to any written contract with any supplier and relies on its long-standing relationships to ensure quality, responsiveness and efficiency. All of the Company's products manufactured abroad are paid for in United States dollars.

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

    The Company was granted by the Major League Baseball Players Association ("MLBPA") the non-exclusive right to utilize on regulation-size baseballs, cotton wrist sweatbands and mini-gloves sold in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likenesses, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into a commercial agreement with the MLBPA. The term of the license extends through December 31, 1998, with one one-year renewal options remaining. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBPA upon acceptable terms at its expiration.

                                       7
    The Company was granted by Major League Baseball Properties, Inc. ("MLBP") the non-exclusive right to utilize on regulation-size baseballs, sweatbands, mini gloves, mini leather baseballs, and certain lapel pins sold in the United States the names, symbols, logos and other similar or related identification of "MLBP." The term of the license extends through December 31, 1999. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBP upon acceptable terms at its expiration.

    The Company was granted by National Football League Properties,
Inc. ("NFLP") the non-exclusive right to utilize on collectible miniature footballs in the United States the names, symbols, designs and colors of the following: "National Football League," "NFL," "NFC," "AFC," "Super Bowl,"
"Pro Bowl," the Member Clubs of the NFL (including the helmet designs, uniforms, team names, nicknames, identifying slogans and logos and other member club indicia) (the "Team license"), and the names, likenesses, portraits, pictures, photographs, signatures and biographical information of the NFL Quarterback Club and its members ("Quarterback Club" license). The terms of the licenses extend through March 31, 1998. The Company is in the process of extending the terms of the Team license through March 31, 2000 and is in negotiation with the NFLP regarding the renewal of the Quarterback Club license. The Company is obligated to pay a royalty based on net sales of licensed products subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the NFLP upon acceptable terms at its expiration.

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

Other Considerations

    Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1997, 33% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $2,438,000 or 20% of total sales, of which $1,700,000 represented a three team hockey puck promotion. The Company does not anticipate a reoccurrence of a significant hockey puck promotion in 1998. During the year ended December 31, 1996, 76% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of $14,122,000 or 54% of total sales. The Company expects the recent trend of a decreasing contribution of promotion sales to aggregate sales will continue in the future. This trend is the result of the continued growth of the Company's retail sales and expanding opportunities, particularly within the amusement and entertainment industries.

                                       8
    Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. In 1996, the Company realized gross margins of 29% as a result of $14,000,000 of low margin toy promotion sales. In 1997, the Company realized gross margins of 26% as a result of a $1,175,000 provision for discontinued and excess inventory. Excluding this operating charge, gross margins were 36% in 1997, which is consistent with the margins realized on the Company's sports-related sales in 1996. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

    Variability of Operating Results; Seasonality; Dependence Upon
Baseball Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 35% and 47% of the Company's sales during the years ended December 31, 1996 and 1997, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincides with the baseball season. Baseball-related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Excluding the toy car sales, baseball-related sales accounted for 76% of the Company's core sports product sales in 1996. The Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines including new vulcanized rubber sports balls. Baseball-related sales, however, are expected to remain a significant percentage of total sales for the foreseeable future. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

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


Backlog

    Generally, substantially all of the Company's retail orders are processed within one to four weeks after receipt of an order and are therefore generally not deemed part of the Company's backlog. The Company considers its backlog as those promotional orders and certain specialty product retail sales in which an agreement has been signed defining the terms and quantity of the promotion or special order, and delivery extends beyond the normal processing time of up to four weeks. Historically, the Company's backlog of

                                       9
orders, which have consisted mainly of baseball-related products, are highest between January and April of each year and are significantly lower during the remainder of the year. The Company's backlog of orders was $1,700,000 and $985,000 as of March 1, 1997 and 1998, respectively. The 1997 backlog represented a three-market Fotopuck promotion for a national QSR chain. The 1998 backlog represents various corporate promotions and specialty retail orders. The Company anticipates that, given its expectation that retail sales in future periods will represent an increasing percentage of the Company's aggregate sales, the backlog will become less indicative of future revenues or earnings.

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

    The licensed sports-related product industry differentiates itself from other industries in that the licensors control the extent of competition among licensees and typically do not grant exclusive licenses. Generally, licensors allow vendors to use licensed products under non-exclusive license agreements, and such licensors may license more than one vendor in a particular product line. Although the Company has been successful in obtaining and renewing such licenses, and in being the sole vendor of certain licensed product lines, there can be no assurance that other competitors will not obtain competing licenses to sell the same or similar products in the future. The Company's expansion into recreational vulcanized rubber sports balls will result in substantially more competition within this product line due to a greater number of well established companies, including Franklin Sports Inc., Baden Sports Inc. ("Baden"), Best Equipment and Wilson Sporting Goods Co. The
Company also competes directly with Rawlings Sporting Goods Company, Inc. ("Rawlings") in the team logo baseball business and for certain promotional baseball programs, as noted below.

    The technology currently being used by the Company has contributed to restricting direct competition of its product lines. The future success of the Company will be dependent, in part, upon its proprietary printing process and ability to keep pace with advancements in printing and graphic designs. There can be no assurance that new printing technology will not be developed that renders the Company's current printing process and products obsolete or inferior or that other competitors will not develop the technology currently used by the Company. The future success of the Company increasingly is dependent upon the creativity of its artists in product design, and its ability to reproduce these designs onto sports products using highly effective overseas suppliers.

                                       10
    The domestic promotions business is highly competitive.  The
Company competes frequently with the same companies as in its licensed sports product business, particularly Baden and Rawlings. Additionally, a variety of companies that outsource sports ball products from China do compete against the Company for certain promotional orders. However, the Company believes that its creativity, higher quality and reliable service results in a competitive advantage. The Company's competitors include companies which have significantly greater financial and other resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

    Within its retail business, the Company competes on the basis of its quality photographic imaging and processing, its strong relationships with its licensors, its price points, the brand equity of the Fotoball name in the marketplace and its use of selected distribution channels for retail products. As previously noted, a significant competitive advantage of the Company is its creative design capabilities, and its ability to reproduce these designs onto high quality products manufactured in China.

    Pursuant to the Company's Year 2000 plan, the Company is currently evaluating its computerized systems to assure that the transition to the Year 2000 will not disrupt the Company's operations. The Company also intends to evaluate the systems of its key customers and suppliers. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or its financial condition.

Trademarks, Proprietary Information and Patents

    Fotoball, Teamball, Fotopuck and Fototire are registered trademarks of the Company. The Company believes that Fotoball is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses brand names, such as Fotosweats, Teamsweats and Major League Expressions, which are not registered with the U.S. Patent and Trademark Office. The Company considers the Fotoball trademark to be material to its business.

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


                                      11


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

    The Company's operations are subject to federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. The Company's imprinting process involves the use of inks, ink thinners, and xylene in the cleaning process of the ball. The Company believes that is has obtained all material permits and that its operations are in substantial compliance with all material applicable environmental laws and regulations. Any non-compliance with environmental laws and regulations is not likely to have a material adverse effect on the Company, its results of operations or its liquidity. The cost of compliance with environmental laws and regulations are not considered significant.




                                     12

Employees

    As of March 1, 1998, the Company employed 69 persons, all on a full-time basis, including seven in executive positions, eight in sales, seven in graphic production, 16 in administrative support positions and 31 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is satisfactory.

Item 2. Description of Property

    The Company's headquarters and warehouse are located in approximately 50,000 square feet of leased space at 3738 Ruffin Road and 4000 Ruffin Road, San Diego, California 92123. The headquarters are leased from an unaffiliated party under a seven-year lease agreement which commenced in April 1994 for a monthly rent increasing incrementally from $8,800 to $18,710, together with certain common area expenses, during the term of the lease. In July 1997, the Company began leasing 23,000 square feet of additional warehousing space from an unaffiliated party under a one-year lease agreement for a monthly rent of $9,913. The Company anticipates that the additional warehousing space will meet its space requirements for the foreseeable future.

Item 3.	Legal Proceedings

    The Company is not a party to any material litigation or legal proceeding, and none of the Company's products has ever been the subject of a safety or quality recall.

Item 4.	Submission of Matters to a Vote of Security Holders

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 1997.




















                                      13

                                     Part II

Item 5.	Market for Common Equity and Related Stockholder Matters

    The Company's common stock ("Common Stock"), and redeemable
Common Stock purchase warrants ("Warrants") were traded over-the-counter on the Nasdaq SmallCap Market ("Nasdaq") from August 12, 1994, the effective date of the Company's initial public offering (the "Offering"), to October 16, 1996 and on the Nasdaq National Market ("NMS") since October
17, 1996. The following table sets forth the range of trade prices for the Common Stock and Warrants during the periods indicated and represents inter-dealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not necessarily represent actual transactions.

                           SYMBOL                HIGH             LOW
                           ------               ------          ------
Common Stock:              (FUSA)
  1996
        First Quarter                           $  5.50         $ 3.88
        Second Quarter                          $ 10.50         $ 4.38
        Third Quarter                           $  9.25         $ 5.75
        Fourth Quarter                          $  8.00         $ 4.50
  1997
        First Quarter                           $  6.25         $ 3.88
        Second Quarter                          $  4.50         $ 2.88
        Third Quarter                           $  3.38         $ 2.13
        Fourth Quarter                          $  2.75         $ 1.13

Warrants:                  (FUSAW)
  1996
        First Quarter                           $  1.50         $ 1.00
        Second Quarter                          $  4.25         $ 1.13
        Third Quarter                           $  3.63         $ 1.38
        Fourth Quarter                          $  3.13         $ 1.00
  1997
        First Quarter                           $  1.88         $ 1.00
        Second Quarter                          $  1.38         $  .38
        Third Quarter                           $   .75         $  .19
        Fourth Quarter                          $   .47         $  .13

    On March 23, 1998, there were approximately 73 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,750 beneficial owners of the Common Stock.

    The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for Years Ended December 31, 1996 and 1997:


                                      14
    The following table sets forth certain operating data (in dollars, rounded and as a percentage of the Company's sales) for the years ended December 31, 1996 and 1997:

                                    1996         %         1997        %
                                ----------      ---     ----------    ---
Sales                           $25,997,162     100     $12,176,780   100
Cost of Sales                    18,468,475      71       8,957,533    74
Gross Profit                      7,528,687      29       3,219,247    26
Operating Expenses                5,567,755      21       6,068,092    50
Operating Income (Loss)           1,960,932       8      (2,848,845)  (23)
Interest Expense                     38,843       1          40,486     1
Interest Income                     148,261       1          92,399     1
Income (Loss) Before Income Tax   2,070,350       8      (2,796,932)  (23)
Income Tax Expense                  795,000       3               -     -
Net Income (Loss)               $ 1,275,350       5     $(2,796,932)  (23)

Sales:

    Sales were $12,177,000 for the year ended December 31, 1997, a decrease of 53% from sales of $25,997,000 for the year ended December 31, 1996. The $13,820,000 decrease in sales was due to the $14,122,000 decrease in toy car promotional sales offset in part by a $302,000 or 3% increase in the Company's core sports product sales.

    Retail sales were $7,917,000 for the year ended December 31, 1997, an increase of 29% from retail sales of $6,147,000 for the year ended
December 31, 1996. This increase was due to several factors: continued expansion of sales to national mass merchants; growth in its Major League Baseball team and concessionaire sales; increasing sales from the Company's expanding product lines; and a significant increase in the Company's amusement and entertainment business. The Company realized sales increases of $424,000 or 32%, $369,000 or 97%, $417,000 or 210%, and $237,000 or
120%, from its football, basketball, hockey and lapel pin product lines, respectively. Several factors support continued retail sales growth in the future, which is expected to result in retail sales accounting for a greater percentage of its total sales. These factors include: the introduction of the new vulcanized rubber "recreational" sports ball product lines; the leveraging of its college licenses and its expanding national mass merchant relationships to gain increased shelf space, and increase year-round sell-throughs of its products; and continued rapid growth with its amusement and entertainment customers, such as Walt Disney, Planet Hollywood and Six Flags. The Fototire NASCAR product realized insignificant sales during 1997 and the Company did not renew for 1998 its retail licenses with any drivers. The Company also recorded a $1,175,000 provision for discontinued and excess inventory, primarily representing all of the Fototire inventory on hand at December 31, 1997. Although the Company will continue to pursue promotional opportunities with the Fototire and the liquidation of the retail Fototire product, there can be no assurance that the Company will be successful in this regard.

    Promotions sales in 1997 were $4,260,000, a decrease of 79% from promotions sales of $19,850,000 for the year ended December 31, 1996. The decrease was primarily due to the $14,122,000 decrease in toy car promotional sales. Sports-related promotions sales were $4,260,000 in 1997, a decrease of

                                      15
26% from 1996 sales of $5,730,000. The decrease in promotion sales in 1997 was the result of fewer significant multi-regional corporate promotional programs. The Company anticipates that in the future its promotions business will represent a smaller percentage of the Company's total sales, given the growth of the Company's retail business, and the likelihood that fewer multimillion dollar "national" programs will occur in the future. The Company's objective is to reestablish growth of its promotions business by leveraging its relationships with its licensors, including MLBP, NFL and Colleges, to secure promotions with corporations who sponsor these organizations.

Gross Profit:

    Gross profit was $3,219,000 for the year ended December 31, 1997, a decrease of 57% from gross profit of $7,529,000 for the year ended December
31, 1996, reflecting the substantially higher sales in 1996. Gross margins as a percentage of sales for the year ended December 31, 1997 declined to 26% from 29% for the prior year period. This decline was the result of a $1,175,000 provision for discontinued and excess inventory, primarily representing Fototire product. Gross margins declined in 1996 as compared to 1995 due to the $14,122,000 in low margin toy car sales. Excluding these toy car sales in 1996 and the inventory charge in 1997, gross margins on its sports related sales were 36% in both 1996 and 1997. The Company expects that gross margins in 1998 should be consistent with the margins realized on its sports-related sales in prior years.

Operating Expenses:

    The Company's operating expenses were $6,068,000 for the year ended December 31, 1997, an increase of 9% from operating expenses of $5,568,000 for the year ended December 31, 1996. Operating expenses as a percentage of sales increased to 50% in 1997 from 21% in 1996. Operating expenses increased in both absolute terms and as a percentage of sales as a result of approximately $885,000 in non-recurring charges which were incurred in 1997, including: settlement costs ($210,000) and legal fees ($90,000) of $300,000, incurred in connection with the settlement of a lawsuit with a former officer; an impairment loss of $110,000 charged to depreciation expense, resulting from the write down of tire molds related to the Fototire product; marketing and royalty costs of $300,000 related to the Fototire product; and approximately $175,000 of professional service, recruiting and training costs.

    Royalties expenses were $788,000 for the year ended December 31, 1997, a decrease of 16% from royalties expenses of $935,000 for the year ended December 31, 1996. Royalties expenses as a percentage of sales increased to 6% in 1997 from 4% in 1996. The increase in royalties expenses during this period as a percentage of sales is due to the $14,122,000 of promotional toy car sales in 1996 which had no royalty obligation. Excluding these toy car sales, royalties as a percentage of sales in 1996 were 8%, as compared to 6% in 1997. This decrease both in absolute terms and as a percentage of sales in 1997 was due to higher royalty bearing promotions sales in 1996 combined with significant increases in 1997 in amusement park and entertainment-related sales, which had no royalty obligation. The Company expects that in absolute terms, royalties expenses will increase in 1998, reflecting the anticipated increase in retail sales and, as a percentage of sales, will remain consistent with 1997, in part due to approximately $100,000

                                      16
of NASCAR-related minimum royalty guarantees paid in 1997 which will be non-recurring. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. Most of the Company's significant licenses expire on December 31, 1999 with the exception of the NFL licenses which expire on March 31, 1998. Although historically the Company's licenses have been renewed by its licensors, and the Company does not anticipate the non-renewal of any of its significant licenses, there can be no assurance that the Company will continue to be able to enter into comparable new licensing agreements.

    Marketing expenses were $2,154,000 for the year ended December 31, 1997, a decrease of 5% from marketing expenses of $2,265,000 for the year ended December 31, 1996. Marketing expenses as a percentage of sales increased to 18% in 1997 from 9% in 1996, reflecting the absorption of the fixed components of marketing expenses over significantly lower sales volume. Marketing expenses increased due to approximately $200,000 of advertising, wage and travel costs directly related to the NASCAR Fototire product which will be non-recurring. Additionally, the Company incurred higher wages, benefits, and travel costs associated with additional sales personnel in 1997. The Company recently restructured its sales organization, eliminating less productive sales positions. The Company anticipates that marketing expenses should decrease both in absolute terms and as a percentage of sales in 1998, as a result of these and other cost reduction initiatives.

    General and administrative expenses were $2,550,000 for the year ended December 31, 1997, an increase of 20% from general and administrative expenses of $2,130,000 for the year ended December 31, 1996. The $420,000 increase between periods was due in part to approximately $175,000 of professional service costs, including recruiting fees and related costs and computer installation costs, which should be non-recurring. The Company also incurred higher facility costs to accommodate significantly higher inventory levels and higher personnel costs. As previously noted, the Company has taken definitive steps to reduce its operating costs. The Company anticipates that general and administrative expenses for the year ending December 31, 1998 should be comparable to total general and administrative expenses incurred in 1996.

Other Income (Expense):

    Interest expense was $40,000 for the year ended December 31, 1997, an insignificant increase from interest expense of $39,000 for the year ended December 31, 1996. The Company anticipates that interest expense in future periods will increase moderately reflecting additional capital lease purchases as more fully explained in "Liquidity and Capital Resources" below.

    Interest income was $92,000 for the year ended December 31, 1997 as compared to $148,000 for the year ended December 31, 1996. This decrease is due to the Company's average cash balances available for investment being substantially lower during 1997 as compared to 1996. The Company anticipates that interest income in 1998 will be substantially lower than in 1997 due to lower average cash balances available for investment.

Income Tax Expense:

    Income tax expense of $795,000 was recorded for the year ended
December 31, 1996. There was no income tax expense (benefit) for the year ended December 31, 1997 due to the 1997 operating loss. No benefit for these operating loss and deferred expenses has been recognized in the financial statements due to the uncertainty as to the future realizability of these deferred assets in future periods. No other valuation allowances were deemed necessary as all deductible temporary differences created prior to 1997 are expected to be utilized from the generation of future taxable income. Based upon the restructuring and other steps recently made by the Company to reduce its operating costs and improve efficiencies, and the expectation of continuing increases in its retail business, it is probable that future taxable income will be more than sufficient to realize the $451,000 deferred tax asset on future tax returns.

Liquidity and Capital Resources

    The Company's net working capital decreased by $2,976,000 from December 31, 1996 to December 31, 1997, to a net working capital surplus of $3,863,000 at December 31, 1997 from a net working capital surplus of $6,839,000 at December 31, 1996. Cash flow from operations increased by $5,670,000 from cash used in operations of $3,542,000 for the year ended December 31, 1996 to cash provided by operations of $2,128,000 for the year ended December 31, 1997. This increase was primarily the result of the collection of the $5,600,000 accounts receivable with a major oil company resulting from a Holiday 1996 toy car promotion, offset in part by a $1,165,000 decrease in accounts payable and the $2,797,000 net loss.

    Cash and equivalents aggregated $765,000 at December 31, 1997, a decrease of $217,000 from cash and equivalents of $982,000 at December 31, 1996. This decrease is primarily due to the significant operating losses and decreases in accounts payable, as previously noted, and increased inventory levels. As previously noted, a $1,175,000 provision for discontinued and excess inventory was charged to operations in 1997, primarily due to Fototire inventory which the Company has been unsuccessful in selling. Excluding the Fototire inventory, the Company's inventory increased by approximately $400,000 to $2,477,000. The Company's expanding retail product lines, including rubber sports balls, will require the Company, in the future, to maintain these higher inventory levels. The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment. During 1997, the Company acquired fixed assets for an aggregate purchase price of approximately $582,000, including production machinery, office and computer equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $250,000, which will be used to purchase additional product molds, production machinery, office and computer equipment.

    At December 31, 1997, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $869,000 in the aggregate through 2000, of which $421,000 is due at various times in 1998. Based upon the restructuring and other steps recently made by the Company to reduce its operating costs and improve efficiencies, and the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

    In December 1994, the Company entered into a $1,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expired on December 19, 1996, was subsequently renewed on March 27, 1997 extending its term until December 10, 2001. There was no borrowing under the line of credit as of December 31, 1997.

    In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms. In February 1998, Scripps Bank renewed the credit line in the amount of $1,500,000, expiring on October 15, 1998. The bank also waived the net worth covenant at December 31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line. At December 31, 1996, outstanding borrowings under the credit line totaled $1,825,000, which were repaid in full in January 1997. There were no borrowings under the credit line at December 31, 1997.

    Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1998.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
 Securities Litigation Reform Act of 1995:

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998, overall sales trends, gross margin trends, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1998, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

1998 Outlook

    Looking forward to 1998, the Company expects significantly improved results in 1998 from the record losses realized in 1997. During the past several years, the Company's retail business has consistently grown in excess of 25% per year. Several factors should support such growth in the future, including: continued expansion and penetration into national mass merchants; the introduction of the rubber sports ball product line, which establishes the Company as a competitor in the recreational sports ball industry and expands the Company's niche beyond "souvenir" type products; increasing sales with its amusement park and entertainment related customers; and the recent establishment of a national independent representative sales force which should significantly expand the depth of the Company's account base. Retail sales are anticipated to surpass promotions sales in 1998, and should contribute to reducing the variability of the Company's sales and earnings in future periods. Historically, the Company was reliant upon its promotions business to add sufficient sales to generate operating profits. The Company anticipates that by early 1999, its retail sales should be sufficient to absorb the Company's operating costs. The Company will continue to aggressively pursue the growth of its promotions business, focusing on leveraging its sports league relationships to secure promotions from their corporate sponsors. Given the inherent variability of the promotions business, it is difficult to project the extent of future promotions. However, based on the Company's current discussions and prospects to date, it is possible that significant promotional programs could be realized during the summer or fall of 1998, although there is no way to currently predicts such developments.

    The Company has taken definitive steps recently to reduce its operating costs and improve efficiencies. Notwithstanding the approximately $2,060,000 of non-recurring costs incurred in 1997 ($1,175,000 provision for discontinued and excess inventory and $885,000 of other charges as previously noted), the Company has reduced its operating expenses by approximately $400,000 through, in part, a reduction of its workforce. The Company anticipates that royalties expense will increase in absolute terms as a result of higher royalty bearing sales. Marketing and general and administrative expenses should be comparable to expenses incurred in 1996, reflecting the operating cost reductions noted above.

    To improve its financial performance and reestablish consistent profitability, the Company must continue to realize significant growth in its retail business, continue to diversify its promotions business by expanding its customer base, maintain or increase its gross margins and control its overall cost structure. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

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

    * the effectiveness of the new independent sales representative organizations to expand the breadth of the Company's customer base and significantly increase sales

    * the ability of the Company to effectively compete in the more highly competitive recreational sports ball industry

    * the ability to increase its overall gross margins, or its inability to maintain the higher level of gross margins realized from its sports related products

    * the ability to expand its customer base, particularly in its promotions business, and decrease its concentration of sales among a few significant customers

    *  the employment and retention of high producing sales staff

    * the ability to source products from China at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs

    *  continued rapid growth in the popularity of licensed sports products

    * potential impact on operating margins resulting from an expansion of the Company's cost infrastructure at a rate that exceeds its growth in sales and gross margins.

    These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

Item 7.		Financial Statements

    Reference is made to the Financial Statements referred to in the accompanying index setting forth the financial statements of Fotoball USA, Inc., together with the report, dated February 20, 1998, of Hollander, Gilbert & Co., the Company's independent auditors.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure

        None.

                                   Part III

Item 9.	Directors and Executive Officers of the Registrant

    The following table sets forth certain information as of March 15, 1998 concerning the executive officers and directors of the Company:

NAME                        AGE             POSITION
----                        ---             --------
Michael Favish              49      President, Chief Executive Officer
                                      and Director
Salvatore T. DiMascio2      58      Director
Joel K. Rubenstein1         61      Director
Sabin C. Streeter1          56      Director
David G. Forster            38      Executive Vice President, Finance,
                                          Treasurer and Chief Financial Officer
Carl E. Francis             39      Senior Vice President, Sales and Marketing
Karen M. Betro              47      Vice President, Operations
Jon D. Schneider            30      Vice President, Marketing, Team Business
Steve B. Katzke             31      Vice President, Specialty Sales and
Marketing
--------
1.  Member of compensation committee
2.  Member of audit committee

    Michael Favish has served as President and a director of the Company since his founding of the Company in December 1988 and as President, Chief Executive Officer and a director of the Company since March 1994. Mr. Favish has over 25 years of product design, manufacturing and sourcing experience and has established strategic international sourcing alliances.

    Salvatore T. DiMascio has served as a director of the Company since August 1997. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, Inc., a management and investment firm. Additionally, from 1994 to 1997, Mr. DiMascio was Executive Vice President of Anchor Gaming, Inc., a public gaming company. From 1978 to 1986, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation, a public manufacturer of health and beauty products. Mr. DiMascio's previous business experience includes Audit Manager with Arthur Young &
Co., a national CPA firm, and as Controller of Revlon Inc. Mr. DiMascio is currently serving on the Board of Directors of U.S. Communications Inc. and H.E.R.C. Products Inc., both of which are publicly-held corporations.

    Joel K. Rubenstein has served as a director of the Company since
August 1994. From April 1990 through April 1992 and from March 1994 to present, Mr. Rubenstein has been a partner of the Contrarian Group, Inc., an operating management company. In addition, from April 1993 to present, Mr. Rubenstein has been a principal of Oracle One Partners, Inc., a marketing management company. From April 1992 through March 1994, Mr. Rubenstein served as the Senior Project Manager, Business & Economic Development for Rebuild L.A., the recovery organization created after the Los Angeles riots. Prior to such time, from January 1985 through April 1990, Mr. Rubenstein served as the Vice President, Corporate Marketing for Major League Baseball, Office of the Commissioner.
                                      22
    Sabin C. Streeter has served as a director of the Company since
January 1989. From November 1976 until his retirement in April 1997, Mr. Streeter was employed as either a senior vice president or a managing director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an investment banking firm, or its venture capital affiliate, the Sprout Group. Mr. Streeter is currently serving on the Board of Directors of Oakwood Homes Corporation and The Middleby Corporation, both of which are publicly-held corporations, and Parker-Hunter, Incorporated, a privately-held securities firm.

    David G. Forster has served as Executive Vice President, Finance since January 1998, as Treasurer and Chief Financial Officer of the Company since March 1994 and as Vice President, Finance of the Company from December 1993. From November 1989 through November 1993, Mr. Forster was employed as the Controller of Diamond Designs, Inc., a retail jewelry chain. From 1986 to 1989 he was associated with the certified public accounting firms of Touche Ross and Steres, Alpert & Carne. Mr. Forster is a certified public accountant.

    Carl E. Francis has served as Senior Vice President, Sales and Marketing since January 1998, as Vice President, Retail Development of the Company from January 1996 through December 1997 and has served as Director of Retail Development from November 1994 through December 1995. Prior to such time, he was a Customer Service Analyst for Prudential Mutual Funds Services, a mutual funds service company, and Charmont, a Japanese eyewear company. From June 1987 through December 1990, Mr. Francis was employed as Retail Sales Manager for Major League Baseball Properties in New York City. Prior to this, from January 1981 through May 1987, Mr. Francis was a retail buyer for J.C. Penney Company (1982-1987) and Abraham & Straus (1981-1982), both of which are retail department store chains. He is a graduate of Cornell University with a B.S. in Consumer Economics.

    Karen M. Betro has served as Vice President, Operations of the
Company since January 1996 and has served as Controller of the Company since its organization in December 1988. During this time, Ms. Betro was responsible for the administration and operation systems of the Company. Ms. Betro has served as Controller and Administrative Manager of several large corporations, including Hill & Knowlton.

    Jon D. Schneider has served as Vice President, Marketing, Team Business since January 1998, as Managing Director of Project Development since October 1994, and as Director of Special Projects since April 1993. From 1990 to 1993, Mr. Schneider was employed in various positions in the sports industry, including Assistant General Manager of the Newport Beach Dukes and positions with the Oakland Athletics and Sun City Rays.

    Steve B. Katzke has served as Vice President, Specialty Sales and Marketing since January 1998, and as Manager of Retail Sales since January 1993. From 1989 through 1992, Mr. Katzke was employed as the sales manager of Robert Katzke and Associates.

Item 10. Executive Compensation

    The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 1998 Annual Meeting of Stockholders.
                                      23
Item 11. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 11 is incorporated herein by reference to the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

    The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K

    (A). Exhibits
    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------
    1.1(P)      Form of Underwriting Agreement (incorporated by
                reference to Exhibit 1.1 of the Registration Statement on
                Form SB-2 (File No. 33-80508) (the "Form SB-2")).
    3.1(2)(P)   Amended and Restated Certificate of Incorporation of
                Fotoball USA, Inc., a Delaware corporation
                (incorporated herein by reference to Exhibit 3.1(2) of the
                Registration Statement on Form SB-2).
    3.2(2)(P)   Amended and Restated By-laws of Fotoball USA, Inc., a
                Delaware corporation (incorporated herein by reference to Exhibit 3.2(2) of the Form SB-2).
    4.1(P)      Form of Representative's Unit Purchase Option
                (incorporated herein by reference to Exhibit 4.1 of the Form SB-2).
    4.2(P)      Form of Warrant Agreement (incorporated herein by
                reference to Exhibit 4.2 of the Form SB-2).
    4.3(P)      Specimen Warrant Certificate (incorporated herein by
                reference to Exhibit 4.3 of the Form SB-2).
    4.4(P)      Specimen Stock Certificate (incorporated herein by
                reference to Exhibit 4.4 of the Form SB-2).
    4.5(1)      Specimen Form of Rights Certificate (incorporated
                herein by reference to Exhibit 2.1 of the Registration
                Statement on Form 8-A (File No. 0-21239) (the "Form
                8-A").
    4.5(2)      Form of Rights Agreement, dated as of August 19,
                1996, between Fotoball USA, Inc. and Continental
                Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 2.2 of the Form 8-A).
    4.5(3)      Form of Certificate of Designation, Preferences and
                Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Form 8-A).
    4.5(4)      Summary of Rights Plan (incorporated herein by
                reference to Exhibit 2.4 of the Form 8-A).
    10.1(3)     License Agreement with Major League Baseball
                Properties, Inc., (incorporated herein by reference to Exhibit 10.1(3) of the Company's Annual Report on
                Form 10-KSB for the fiscal year ended December 31, 1996 (the "1996 Form 10-KSB")).

                                      24
    10.1(4) License Agreement with Major League Baseball Players Association (incorporated herein by reference to Exhibit 10.1(4) of the 1996 Form 10-KSB).
    10.1(5) License Agreement with National Football League Properties, Inc. (incorporated herein by reference to Exhibit 10.1(5) of the 1996 Form 10-KSB)
    10.1(9) Agreement with Chevron USA, Inc. dated June 17, 1996 (incorporated herein by reference to Exhibit 10.1(9) of the Form SB-2).
    10.3*(P) 1994 Stock Option Plan of the Company, as amended (incorporated herein by reference to Exhibit 10.3 of the Form SB-2).
    10.3(1)*(P) Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.3(1) of the Company's
                Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (the "1994 Form 10-KSB")).
    10.3(2)*(P) Form of Directors' Stock Option Agreement
                (incorporated herein by reference to Exhibit 10.3(2) of the 1994 Form 10-KSB).
    10.3(3)*(P) Stock Option Agreement dated November 9, 1994 with
                David G. Forster (incorporated herein by reference to Exhibit 10.3(3) of the 1994 Form 10-KSB).
    10.3(4)*(P) Form of Stock Option Agreement dated June 1, 1994 with Sabin C. Streeter (incorporated herein by reference to Exhibit 10.3(4) of the 1994 Form 10-KSB).
    10.3(5)* Stock Option Agreement dated January 30, 1998 with Salvatore T. DiMascio.
    10.4(1)*(P) Form of Employment Agreement with Michael Favish
                (incorporated herein by reference to Exhibit 10.4(1) of the Form SB-2).
    10.4(2)*    Employment Agreement with Fred S. Ostern dated
                January 1, 1996 (incorporated herein by reference to Exhibit 10.4(2) of the 1996 Form 10-KSB).
    10.4(3)* Settlement Agreement and Mutual General Release dated October 1, 1997 with Fred S. Ostern.
    10.4(4)*(P) Amended and Restated Consulting Agreement with
                Robert Weingarten effective January 1, 1996.
    10.4(5)*    Amendment to Amended and Restated Consulting
                Agreement with Robert Weingarten dated September 1,
                1996 (incorporated herein by reference to Exhibit 10.4(4) of the 1996 Form 10-KSB).
    10.4(9)     Consulting Agreement with ADR Management Group
                Ltd. dated August 11, 1997.
    10.4(10)    Stock Option Agreement dated August 11, 1997 with
                ADR Management Group Ltd.
    10.5(P) Lease, dated February 4, 1994, by and between the Company and George and Marcel Jach, with respect to 3738 Ruffin Road, San Diego, California (incorporated herein by reference to Exhibit 10.5 of the Form SB-2).
    10.5(1) Sublease, dated June 19, 1997 by and between the Company and General Textiles, with respect to 4000 Ruffin Road, San Diego, California.
    10.9(1) Merrill Lynch International Bank Limited line of credit dated December 20, 1995 (incorporated herein by reference to Exhibit 10.9(1) of the Form SB-2).

    10.9(2) Merrill Lynch International Bank Limited irrevocable stand-by letter of credit dated December 1, 1995
                (incorporated herein by reference to Exhibit 10.9(2) of the Form SB-2).

    10.10       Revolving Credit Agreement dated November 13, 1996
                between Fotoball USA, Inc. and Scripps Bank
                (incorporated herein by reference to Exhibit 10.10 of the
                Form SB-2).
    10.10(1)    Amended Revolving Credit Agreement dated February
                19, 1998 between Fotoball USA, Inc. and Scripps Bank.
    21          Subsidiaries of the Company.
    27          Financial data schedule.

     *          Indicates exhibits relating to executive compensation.
    (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-KSB.

    (B). Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Fotoball USA, Inc.
                                                ------------------
                                                   (Registrant)

Dated: March 30, 1998                 By:  /s/ Michael Favish
                                           ----------------------------
                                           Michael Favish
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 1998                 By:  /s/ Michael Favish
                                           ----------------------------
                                           Michael Favish
                                           President and Chief Executive Officer

Dated: March 30, 1998                 By:  /s/ David G. Forster
                                           ----------------------------
                                           David G. Forster
                                           Executive Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

Dated: March 30, 1998                 By:  /s/ Sabin C. Streeter
                                           ---------------------------
                                           Sabin C. Streeter
                                           Director

Dated: March 30, 1998                 By:  /s/ Joel K. Rubenstein
                                           ----------------------------
                                           Joel K. Rubenstein
                                           Director

Dated: March 30, 1998                 By:  /s/ Salvatore T. DiMascio
                                           ---------------------------
                                           Salvatore T. DiMascio
                                           Director

EXHIBIT
NUMBER                     DESCRIPTION                             PAGE
-------                    ------------                            ----

10.3(5) Stock Option Agreement dated January 30, 1998 with Salvatore T. DiMascio.

10.4(3) Settlement Agreement and Mutual General Release dated October 1, 1997 with Fred S. Ostern.

10.4(9)         Consulting Agreement with ADR Management Group
                Ltd. dated August 11, 1997.

10.4(10) Stock Option Agreement dated August 11, 1197 with ADR Management Group Ltd.

10.5(1) Sublease, dated June 19, 1997 by and between the Company and General Textiles, with respect to 4000 Ruffin Road, San Diego, California.

10.10(1)        Amended Revolving Credit Agreement dated
                February 19, 1998 between Fotoball USA, Inc.
                and Scripps Bank.

21              Subsidiaries of the Company.

27              Financial data schedule.

                                FOTOBALL USA, INC.
                          INDEX TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1997

Report of Independent Auditors                                  F-1
Balance Sheets at December 31, 1996 and 1997                    F-2
Statements of Operations
  for the years ended December 31, 1996 and 1997                F-3
Statement of Stockholders' Equity
  for the years ended December 31, 1996 and 1997                F-4
Statements of Cash Flows
  for the years ended December 31, 1996 and 1997                F-5
Notes to Financial Statements                                   F-7

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
FOTOBALL USA, INC.

We have audited the accompanying balance sheets of FOTOBALL
USA, INC. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 1996 and 1997, and the results of operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       HOLLANDER, GILBERT & CO.

Los Angeles, California
February 20, 1998
















                                      F-1
                              FOTOBALL USA, INC.
                               BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1997
                                                   1996              1997
                                   ASSETS       -----------      ------------
CURRENT ASSETS
  Cash and equivalents                          $   981,554      $    764,855
  Accounts receivable less allowances
    of $151,000 in 1997 and $54,000 in 1996       7,369,617         1,402,607
  Inventories (Note 3)                            2,081,206         2,476,815
  Prepaid expenses and other                        176,285           148,855
  Deferred income taxes (Note 11)                   187,000           150,000
                                                -----------      ------------
TOTAL CURRENT ASSETS                             10,795,662         4,943,132
                                                 -----------      ------------
PROPERTY AND EQUIPMENT, net (Notes 4 and 7)       1,039,225         1,217,892
OTHER ASSETS                                     -----------      ------------
  Deferred income taxes (Note 11)                   264,000           301,000
  Deposits and other                                 55,449           115,382
                                                -----------      ------------
      TOTAL OTHER ASSETS                            319,449           416,382
                                                -----------      ------------
                                                $12,154,336      $  6,577,406
                                                ===========      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank (Note 5)                 $ 1,825,000      $         --
  Current portion of capital leases (Note 7)         58,516            90,182
  Accounts payable and accrued
    expenses (Note 6)                             1,954,106           789,388
  Settlement liability (Notes 7 and 9)                   --           200,000
  Income taxes payable                              119,200                --
                                                -----------      ------------
      TOTAL CURRENT LIABILITIES                   3,956,822         1,079,570
CAPITAL LEASES, net of current portion (Note 7)     138,976           229,930
                                                -----------      ------------
      TOTAL LIABILITIES                           4,095,798         1,309,500
                                                -----------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)
STOCKHOLDERS' EQUITY (Note 8)
  Preferred stock, $.01 par value;
     authorized-1,000,000 shares;
     issued and outstanding-none
  Common stock, $.01 par value; authorized -
     15,000,000 shares; issued and outstanding -
     2,676,742 shares                                26,767            26,767
  Additional paid-in capital                      8,562,194         8,568,494
  Accumulated deficit                              (530,423)       (3,327,355)
                                                -----------      ------------
      TOTAL STOCKHOLDERS' EQUITY                  8,058,538         5,267,906
                                                -----------      ------------
                                                $12,154,336      $  6,577,406
                                                ===========      ============

         The accompanying notes are integral part of these statements.

                              FOTOBALL USA, INC.
                           STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                   1996              1997
                                                -----------      ------------
SALES                                           $25,997,162      $ 12,176,780
COST OF SALES                                    18,468,475         8,957,533
                                                -----------      ------------
      GROSS PROFIT                                7,528,687         3,219,247
                                                -----------      ------------
OPERATING EXPENSES
  Royalties                                         935,079           787,634
  Marketing                                       2,265,006         2,154,023
  General and administrative                      2,129,680         2,550,040
  Depreciation and amortization (Note 4)            237,990           366,395
  Settlement cost (Notes 7 and 9)                        --           210,000
                                                -----------      ------------
      TOTAL OPERATING EXPENSES                    5,567,755         6,068,092
      INCOME (LOSS) BEFORE                      -----------      ------------
        OTHER INCOME (EXPENSE)                    1,960,932        (2,848,845)
OTHER INCOME (EXPENSE)                          -----------      ------------
  Interest expense                                  (38,843)          (40,486)
  Interest income                                   148,261            92,399
                                                -----------      ------------
      TOTAL OTHER INCOME                            109,418            51,913
                                                -----------      ------------
      INCOME (LOSS) BEFORE INCOME TAX             2,070,350        (2,796,932)
      INCOME TAX EXPENSE (Note 11)                  795,000                --
                                                -----------      ------------
NET INCOME (LOSS)                               $ 1,275,350      $ (2,796,932)
                                                ===========      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
      BASIC                                       2,676,742         2,676,742
                                                ===========      ============
      DILUTED                                     2,728,348         2,676,742
                                                ===========      ============
NET INCOME (LOSS) PER COMMON SHARE:
      BASIC                                     $       .48      $      (1.04)
                                                ===========      ============
      DILUTED                                   $       .47      $      (1.04)
                                                ===========      ============









         The accompanying notes are integral part of these statements.

                              FOTOBALL USA, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                               Common Stock      Additional
Unamortized
                             ------------------    Paid-in    Accumulated
Compensation
                              Shares    Amount     Capital      Deficit
  Expense         Total
                            ---------  --------  -----------  ------------
------------   ------------
BALANCE, December 31, 1995  2,661,742  $ 26,617  $ 8,562,194  $ (1,805,773)
$    (25,500)  $  6,757,538
Exercise of officer
  stock option                 15,000       150
                        150
Amortization of
  compensation expense
      25,500         25,500
Net income                                                       1,275,350
                  1,275,350
                            ---------  --------  -----------  ------------
------------   ------------
BALANCE, December 31, 1996  2,676,742   26,767     8,562,194      (530,423)
           0      8,058,538
Stock-based compensation
  expense                                              6,300
                      6,300
Net loss                                                        (2,796,932)
                 (2,796,932)
                            ---------  --------  -----------  ------------
------------   ------------
BALANCE, December 31, 1997  2,676,742  $ 26,767  $ 8,568,494  $ (3,327,355)
$          0   $  5,267,906
                            =========  ========  ===========  ============
============   ============









         The accompanying notes are integral part of these statements.

                              FOTOBALL USA, INC.
                          STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                   1996              1997
                                                -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ 1,275,350      $ (2,796,932)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Provision for discontinued and excess
      inventory                                         --          1,145,720
    Depreciation and amortization of
      property and equipment                        194,990           403,977
    Amortization of deferred consulting fee          17,500                --
    Amortization of stock compensation expense       25,500             6,300
Changes in operating assets and liabilities:
    Accounts receivable                          (6,781,338)        5,967,010
    Inventories                                    (793,121)       (1,541,329)
    Production-in-process                           628,631                --
    Prepaid expenses and other                      (62,210)           27,431
    Deferred income taxes                           675,000                --
    Accounts payable and accrued expenses         1,158,594        (1,164,718)
    Income taxes payable                            119,200          (119,200)
    Settlement liability                                 --           200,000
                                                -----------      ------------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                     (3,541,904)        2,128,259
                                                -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment               (324,094)         (383,717)
  Decrease in restricted cash                     1,000,000                --
  Increase in long-term deposits                    (30,966)          (59,933)
                                                -----------      ------------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                        644,940          (443,650)
                                                -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions of related party loans       (58,011)               --
  Repayment of capital lease obligations            (50,889)          (76,308)
  Borrowings (repayments) under revolving
    line of credit                                1,825,000        (1,825,000)
  Proceeds from exercise of stock option                150                --
                                                -----------      ------------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES
                                                  1,716,250        (1,901,308)
                                                -----------      ------------
NET DECREASE IN CASH AND EQUIVALENTS             (1,180,714)         (216,699)
CASH AND EQUIVALENTS, Beginning of period         2,162,268           981,554
                                                -----------      ------------
CASH AND EQUIVALENTS, End of period             $   981,554      $    764,855
                                                ===========      ============

                                  continued

                              FOTOBALL USA, INC.
                          STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                   1996              1997
                                                -----------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                 $    25,851      $     40,486
  Income taxes paid                             $    15,277      $    121,516
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases       $    50,048      $    198,930







































            The accompanying notes are integral part of these statements.

                                      F-6
                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business and Nature of Operations - The Company designs and manufactures custom sports products which are sold in the licensed product retail market through independent manufacturers' representatives and directly to a nationwide network of over 2,000 retailers including Walmart, J.C. Penney, Kmart, Gart Bros., Modell's, Pro Image and The Sports Authority. Additionally, the Company designs, develops and manufactures high quality custom sports and non-sports related products for promotional programs. The Company also provides non-licensed specialty sports products to corporations for resale or promotional use, including sales to amusement park and entertainment related companies. The Company currently holds licenses with Major League Baseball Properties ("MLBP"), the Major League Baseball Players Association ("MLBPA"), the National Association of Professional Baseball Leagues, Inc. (representing professional minor league baseball; collectively, "Professional Baseball"); the National Football League Properties, Inc. and NFL Players Inc. (collectively "NFL"); National Hockey League Enterprises and NHL Players' Association (collectively "NHL"); Major League Soccer ("MLS") and over 300 colleges and universities ("Colleges").

    Cash and Equivalents - Cash and equivalents include money market funds and marketable securities that are highly liquid and have original maturities of three months or less at the date of purchase. Such cash equivalents are carried at cost, which approximates fair value

    Concentration of Credit Risk - The Company invests its excess cash in various investment grade instruments such as treasury bills, certificates of deposit, commercial paper, and money market funds. The Company invests its cash in what it believes to be credit-worthy financial institutions and has established guidelines relative to diversification and maturities with the objectives of maintaining safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments. As of December 31, 1997, the Company had a cash balance in one bank of approximately $267,000, which exceeds the federally insured limit.

    Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of customers to which the Company's retail products are sold, as well as their dispersion across geographic areas. Additionally, a significant percentage of the Company's retail and promotions sales are sold to Fortune 500 companies. At December 31, 1996 and 1997, two separate Fortune 500 companies accounted for 88% and 22% of total accounts receivable, respectively, which were collected in subsequent periods.

    Inventories - Inventories have been valued at the lower of cost (first-in, first-out) or market.

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    Property and Equipment - Property and equipment is stated at cost, and is depreciated on the straight-line method over their estimated useful lives as follows:

                Office equipment and furniture               5 to 7 years
                Show exhibit                                 7 years
                Machinery and equipment                      7 years
                Molds                                        5 years
                Leasehold improvements                       7 years

    The Company reviews for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Stock-Based Compensation - The Company adopted only the disclosure requirements of SFAS No. 123 and continues to recognize the intrinsic value-based method, providing pro forma footnote disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted.

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

    Net Income (Loss) per Common Share - The FASB issued statement No. 128, "Earning per Share", required its adoption effective for the Company's fiscal year ended December 31, 1997 and also required restatement of the earnings per share (EPS) data for the 1996 fiscal year to conform to the statement. The effect of the restatement on net income per share-diluted was $.01 for 1996. FAS No. 128 simplifies the computation of EPS by requiring companies with complex capital structures to report basic EPS instead od primary EPS, and replaces fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net income (loss) by the weighted

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the number of common shares outstanding increased by exercisable or convertible securities. Diluted EPS is the same as basic EPS in 1997 as a result of the loss from continuing operations. The dilutive effect of rights to purchase preferred or common shares under the Company's Stockholder Rights Plan (Note 8) and from the Company's redeemable common stock purchase warrants have not been included in weighted average share amounts as the conditions necessary to cause these rights and warrants to be exercised were not met.

    Reclassifications - Certain 1996 balances have been reclassified to conform with the current year's presentation.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

    Significant Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets, the possible outcome of threatened litigation, and the provision for discontinued and excess inventories. See Footnotes 2, "Variability of Gross Margins", 3, 7, and 11. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

    Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through December 31, 1999. The following table summarizes, in descending order of 1997 revenue contribution, the Company's significant license agreements and their terms:

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

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1997, 33% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $2,438,000 or 20% of total sales. During the year ended
    December 31, 1996, 76% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of approximately $14,000,000 or 54% of total sales.

    Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. In 1996, the Company realized gross margins of 29% as a result of $14,000,000 of low margin toy promotion sales. In 1997, the Company realized gross margins of 26% as a result of a $1,175,000 provision for discontinued and excess inventory. Excluding this operating charge, gross margins were 36% in 1997, which is consistent with the margins realized on the Company's sports-related sales in 1996. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

    Variability of Operating Results; Seasonality; Dependence Upon Baseball Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 35% and 47% of the Company's sales during the years ended December 31, 1996 and 1997, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincides with the baseball season. Baseball related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Excluding the toy car sales, baseball related sales accounted for 76% of the Company's core sports product sales in 1996. The Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines including new vulcanized rubber sports balls. Baseball related sales, however are expected to remain a significant percentage of total sales for the foreseeable future. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

    Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994,

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000.

    Dependence on Suppliers - In 1997, the Company purchased approximately 97% of its raw material, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and Fototires, from six companies located in China, with one manufacturer accounting for 52% of total raw material purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty.

3.  INVENTORIES

    Inventories consisted of the following at December 31, 1996 and 1997:

                                                   1996              1997
                                                ----------       -----------
           Finished goods                       $  458,184       $   970,886
           Raw material                          1,652,203         2,680,830
           Allowance for discontinued
             and excess inventory                  (29,181)       (1,174,901)
                                                ----------       -----------
                                                $2,081,206       $ 2,476,815
                                                ==========       ===========
4.  PROPERTY AND EQUIPMENT

    Property and equipment, inclusive of machinery and equipment under capital leases (see Note 7), consisted of the following at December 31, 1996 and 1997:

                                                   1996              1997
                                                ----------       -----------
           Office equipment                     $  550,860       $   771,301
           Show exhibits                           127,174           182,953
           Molds                                   183,136           214,185
           Machinery and equipment                 535,566           741,803
           Leasehold improvements                  310,016           379,154
                                                ----------       -----------
                                                 1,706,752         2,289,396
              Less: accumulated depreciation
                and amortization                  (667,527)       (1,071,504)
                                                ----------       -----------
                                                $1,039,225       $ 1,217,892
                                                ==========       ===========
                                      F-11
                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    The Company has recognized an impairment loss of $110,000 resulting from the impairment of the tire molds related to the Fototire product. This impairment loss was charged to depreciation and amortization expense for the year ended December 31, 1997.

5.  LINES OF CREDIT

    In December 1994, the Company entered into a $1,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. In December 1995, the Company increased its existing line of credit with Merrill Lynch International Bank Limited, from $1,000,000 to $3,000,000. The line of credit, which expired on December 19, 1996, was subsequently renewed on March 27, 1997 extending its term until December 10, 2001. There was no borrowing under the line of credit as of December 31, 1997.

    In December 1995, the Company entered into a separate one year credit agreement with Scripps Bank. This revolving line of credit facility
    (the "credit line") in the amount of $1,000,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms. In February 1998, Scripps Bank renewed the credit line in the amount of $1,500,000, expiring on October 15, 1998. The bank also waived the net worth covenant at December 31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line. At December 31, 1996, outstanding borrowings under the credit line totaled $1,825,000 which was repaid in full in January 1997. There were no borrowings under the credit line at December 31, 1997.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following at December 31, 1996 and 1997:

                                                   1996              1997
                                                ----------       -----------
           Accounts payable                     $1,427,161       $   527,093
           Accrued payroll and related              71,232            67,355
           Accrued interest                         12,884                --
           Accrued commissions and bonuses         208,338            15,000
           Royalties payable                        72,271            69,901
           Customer deposits                        22,577            17,176
           Other                                   139,643            92,863
                                                ----------       -----------
                                                $1,954,106       $   789,388
                                                ==========       ===========
                                      F-12

                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

7.  COMMITMENTS AND CONTINGENCIES

    Royalties - At December 31, 1997, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $869,475 through 2000 as follows:

           YEARS ENDING DECEMBER 31,
           -------------------------
                  1998                          $  420,975
                  1999                             437,925
                  2000                              10,575
                                                ----------
                                                $  869,475
                                                ==========

    Capital Leases - The Company is obligated under various capital leases that expire at various dates through September 2002. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 1997:

           YEARS ENDING DECEMBER 31,
           -------------------------
                  1998                          $  121,995
                  1999                             108,928
                  2000                              85,167
                  2001                              57,215
                  2002                              17,420
                                                ----------
           Total minimum lease payments            390,725
             Less interest component               (70,613)
                                                ----------
           Present value of net minimum
            lease payments                         320,112
             Less current portion of
              capital leases                       (90,182)
                                                ----------
           Capital leases, net of current
            portion                             $  229,930
                                                ==========

    Included in property and equipment above at December 31, 1996 and 1997 (see Note 4) is the following property and equipment acquired under capital leases:

                                                   1996              1997
                                                ----------       -----------
           Machinery and equipment              $  164,196       $   332,252
           Office equipment                        109,901           145,011
           Less accumulated amortization           (59,008)         (122,487)
                                                ----------       -----------
                                                $  215,089       $   354,776
                                                ==========       ===========

                                      F-13
                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    Amortization of capitalized leases is included in depreciation and amortization expense.

    The Company leases certain machinery, equipment and office and warehouse facilities under operating leases, of which one of the facilities leases' includes a cost escalation clause, and all expire on various dates through 2001. Total rental expense charged to operations was $258,000 in 1996 and $386,000 in 1997. At December 31, 1997, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:
                                              MINIMUM FUTURE
           YEARS ENDING DECEMBER 31,        RENTAL COMMITMENTS
           ------------------------         ------------------

                  1998                          $  310,020
                  1999                             253,888
                  2000                             251,384
                  2001                              88,569
                                                ----------
                                                $  903,861
                                                ==========

    In July 1997, the Company began leasing 23,000 square feet of additional warehousing space from an unaffiliated party under a one-year lease agreement for a monthly rent of $9,913. The Company anticipates that the additional warehousing space will meet its space requirements for the foreseeable future.

    Settlement Cost - The Company was a defendant in an action brought in San Diego County, California Superior Court on March 14, 1997 by Fred S. Ostern, the Company's former Vice President-Marketing. The complaint alleged that the Company breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. On October 1, 1997, the Company entered into a settlement agreement with Mr. Ostern whereby the Company agreed to pay a corporation wholly owned by Mr. Ostern the aggregate sum of $350,000, consisting of three monthly payments of $50,000 beginning October 1, 1997, and the remaining $200,000 being due and payable in twelve monthly payments of $16,667 during 1998. In consideration of the settlement amount, the parties mutually agreed that Mr. Ostern's employment with the Company be terminated. Mr. Ostern also agreed to certain non-solicitation and non-competition provisions through December 31, 1998. See also Note 9, "Transactions with Related Parties".

    Threatened Litigation - In October 1997, Chevron U.S.A., Inc. ("Chevron") filed and subsequently dismissed without prejudice a claim for breach of contract against the Company arising from the 1996 toy car promotions. Discussions between the Company and Chevron to resolve the matter are on-going. The Company vigorously denies any wrongdoing and believes it has substantial meritorious defenses if the matter is pursued by Chevron. While the effect if any, on future financial results is not subject to reasonable estimation because considerable uncertainty exists, any unfavorable outcome could materially affect the financial position of the Company.
                                      F-14

                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

8.  STOCKHOLDERS' EQUITY

    Public Offering - In connection with the Company's initial public offering in 1994, the Company sold to the underwriter, for an aggregate of $55, a warrant to purchase up to 110,000 Units. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant exercisable at $6.50 per share during the four year period commencing August 11, 1995. The underwriter's warrant is exercisable initially at $9.90 per Unit (165% of the Offering price per Unit) for a period of four years commencing August 11, 1995. On January 31, 1997, the Company elected to register the underwriter's warrant by filing a Form S-3 Registration Statement, which was subsequently declared effective by the Securities and Exchange Commission on February 7, 1997.

    Employee Stock Option Plan - The Company has a stock option plan ("Option Plan"), which provides for awards to employees and non-employee directors of the Company up to an aggregate of 245,000 shares of Common Stock.

    The Option Plan authorizes the issuance of incentive stock options ("ISOs"), and non-qualified stock options ("NQSOs"). Under the Option Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than the greater of 100% of the market price on the date the option is granted or $5.25 per share. Options generally become exercisable in installments of 33% per year on each of the first through the third anniversaries of the grant date and have a maximum term of ten years.

    Stockholders approved an amendment to the Option Plan at the 1996 annual meeting of stockholders, increasing the authorized number of shares for issuance under the Option Plan from 245,000 to 375,000 shares. A total of 80,250 and 7,500 options were granted in 1996 and 1997 respectively, under the Option Plan.

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's Option Plan and other issued stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
    (loss) and earnings (loss) per share would have been reduced (increased) by approximately $169,000 and $167,000, or $(.06) per share and $.06 per share, for 1997 and 1996, respectively. The fair value of the options granted during 1997 is estimated as $.71 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 54%, risk-free interest rate of 5.34%, assumed forfeiture rate of 2%, and an expected life of 3 years.



                                      F-15
                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 1997:

                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
    -------------------------------------------------   -----------------------
                              WEIGHTED
                              AVERAGE        WEIGHTED                 WEIGHTED
     RANGE                    REMAINING      AVERAGE                  AVERAGE
  OF EXERCISE     NUMBER     CONTRACTUAL     EXERCISE     NUMBER      EXERCISE
    PRICES     OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
 ------------  -----------   ------------   ---------   ------------  --------
    $   .01      15,000          6.92        $  .01        15,000     $  .01
    $  1-$5      15,000          2.63        $ 2.69         5,000     $ 2.69
    $  5-$6     266,250          7.17        $ 5.45       247,500     $ 5.46
    $  6-$8       7,500          8.50        $ 7.75         7,500     $ 7.75
    $  8-$10     68,750          8.42        $ 8.00        22,917     $ 8.00
                -------                                   -------
                372,500                                   297,917
                =======                                   =======

    The following table summarizes the Company's Option Plan activity for the years ended December 31, 1996 and 1997:
                                                                     WEIGHTED
                                        NUMBER                        AVERAGE
                                          OF          PRICE PER      PRICE PER
                                        SHARES          SHARE          SHARE
                                        -------      -------------   ---------
           January 1, 1996              187,750     $5.25 to $5.78    $5.67
              Granted                    80,250     $7.75 to $8.00    $7.97
              Exercised                      --                 --       --
              Canceled                   (1,000)    $8.00             $8.00
                                        -------
           December 31, 1996            267,000     $5.25 to $8.00    $6.26
              Granted                     7,500     $5.25             $5.25
              Exercised                      --                 --       --
              Canceled                   (7,000)    $8.00             $8.00
                                        -------
          December 31, 1997             267,500     $5.25 to $8.00    $6.23
                                        =======

    Stock Option Issued to an Officer - In November 1994, the Board of Directors granted an officer of the Company a stock option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $.01 per share. The shares of Common Stock to be issued upon exercise of the stock option are "restricted shares" (as defined in the Securities Act) and, absent registration of the shares of Common Stock underlying the stock option, are required to be held for a minimum of two years after the exercise date of the option. The stock option was not issued under the Company's 1994 Stock Option Plan. One-third (or 10,000 shares) of the stock option vested during the fourth quarter of the year ended
    December 31, 1994 and the remaining two-thirds (or 20,000 shares) of the stock option vested ratably on the last day of each quarter during 1995 and 1996. In August 1996, the officer exercised 15,000 of the options at $.01 per share. At December 31, 1996, the remaining 15,000 shares of the stock option were all vested.
                                      F-16
                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    The foregoing transaction resulted in deferred compensation of $76,500, which was shown as a reduction to stockholders' equity in the accompanying financial statements and was amortized to compensation expense over the vesting period. Compensation expense of $25,500 was charged to operations during 1996. In May 1996, the Company filed a registration statement on Form S-8 registering the 30,000 shares of common stock represented by the officer's stock option.

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

    On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd., ("ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement, an average monthly fee of $2,500 plus reasonable out-of-pocket expenses through July 1997. As further compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The shares vest in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1997, 75,000 shares issuable under the stock option were vested. In August 1997, the Company entered into a new agreement with ADR Management Group ("ADR") whereby ADR will provide independent financial relations management services to the Company through July 31, 1998. In consideration of the services to be rendered by ADR, the Company granted ADR options to purchase an aggregate of 15,000 shares of common stock of the Company at $2.6875 per share. The shares vest in amounts of 1,250 each month commencing September 1997 until and including August 1998, all of which shares shall be exercisable from the date of their vesting until August 2000. In accordance with FAS 123, the Company valued the option at $16,200 using the Black-Scholes option-pricing model, of which $6,300 was recognized as compensation expense during 1997, representing the 5,000 shares of the stock option which were exercisable at December 31, 1997.
                                      F-17

                               FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

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

    In January 1996, the Company entered into an agreement with Mr. Fred Ostern, to serve as the Company's Vice President of Marketing in which he received a base salary of $150,000 per year, plus annual cash bonuses calculated as a percentage of the contribution to overhead and profit derived from Mr. Ostern's sales. Mr. Ostern was paid $508,603 in 1996. In March 1997, Mr. Ostern brought an action against the Company in San Diego, California Superior Court alleging that the Company had breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. The matter was settled in October 1997, whereby Mr. Ostern and the Company mutually agreed to terminate Mr. Ostern's employment agreement with the Company. The Company agreed to pay Eastwoods Group, Inc., a corporation wholly owned by Mr. Ostern, an aggregate sum of $350,000 payable in various amounts during 1997 and 1998. The Company recognized the settlement amount as a pre-tax charge to operations in the amount of $210,000 for the year ended December 31, 1997, reflecting the entire settlement amount less a reserve amount of $140,000 which was accrued for by the Company in 1996. See also Footnote 7 "Commitments and Contingencies".

    Consulting Agreement - The Company entered into a consulting agreement with Mr. Weingarten, a director of the Company, for a twelve month period commencing September 1, 1995 in the amount of $2,500 per month.
    Effective January 1, 1996 the Board of Directors approved a $10,000 increase in Mr. Weingarten's consulting agreement to be paid over the

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    remaining term of the agreement. In August 1996, the Board of Directors approved an extension to Mr. Weingarten's consulting agreement at $40,000 per annum payable through August 31, 1997, upon which the agreement expired. Mr. Weingarten resigned as a Director of the Company on January 27, 1998.

10. DEFINED CONTRIBUTION PLAN

    In January 1995, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees. In 1997, the Company matched $.50 of each $1.00 of employee contributions up to one percent of covered payroll. Employees are immediately fully vested for their contribution and vest in the Company contribution ratably over a five year period. The Company's contribution expense for the year ended December 31, 1996 and December 31, 1997 was $27,580, and $16,856, respectively.

11. INCOME TAXES

    The components of income tax expense were as follows for the year ended December 31, 1996:

                                     FEDERAL      STATE        TOTAL
                                    --------    ---------    ---------
           Current                  $     --    $ 120,000    $ 120,000
           Deferred                  587,000       88,000      675,000
                                    --------    ---------    ---------
                                    $587,000    $ 208,000    $ 795,000
                                    ========    =========    =========

    There was no income tax expense for the year ended December 31, 1997.

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    The components of deferred tax assets were as follows at December 31, 1996 and 1997:

                                                   1996              1997
                                                ----------       -----------
           Deferred tax assets:
             Net operating loss carryforwards   $  351,000       $   820,000
             Employee benefit plans                 40,000            24,000
             Uniform capitalization of
               inventory cost                       25,000            72,000
             Bad debt reserves                      23,000            65,000
             Inventory reserves                     10,000           503,000
             Impairment loss                            --            46,000
             State income taxes                     37,000             4,000
             Other                                  11,000            36,000
                                                ----------       -----------
               Total gross deferred tax assets     497,000         1,570,000
               Valuation allowance                      --        (1,068,000)
                                                ----------       -----------
                 Net deferred tax assets           497,000           502,000
                                                ----------       -----------
           Deferred tax liabilities:
             Depreciation                           46,000            51,000
                                                ----------       -----------
               Total deferred tax liability         46,000            51,000
                                                ----------       -----------
                 Net deferred tax asset         $  451,000       $   451,000
                                                ==========       ===========

    The valuation allowance is primarily attributable to the net operating loss and deferred expenses created during the year ended December 31, 1997. No benefit for these operating loss and deferred expenses has been recognized in the financial statements due to the uncertainty as to the future realizability of these deferred assets in future periods. No other valuation allowances were deemed necessary as all deductible temporary differences created prior to 1997 are expected to be utilized from the generation of future taxable income. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history and its near-term earnings expectations. Based upon the restructuring and other steps recently made by the Company, and the expectation of continuing increases in its retail business, it is probable that future taxable income will be more than sufficient to realize the $451,000 deferred tax asset on future tax returns.

                              FOTOBALL USA, INC.
                       NOTES TO FINANCIAL STATEMENTS (continued)

    The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                   1996              1997
                                                ----------       -----------
           Expected statutory tax
             expense (benefit)                  $  704,000       $  (951,000)
           Net tax effect of permanent
             differences                           (68,000)            9,000
           State income taxes, net of
             Federal tax effect                    137,000                --
           Adjustment to deferred tax
             asset                                  22,000            62,000
          Valuation allowance                           --           880,000
                                                ----------       -----------
                Actual tax expense              $  795,000       $        --
                                                ==========       ===========

    At December 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes expiring as follows:

           YEARS ENDING DECEMBER 31,              AMOUNT
           -------------------------            ----------
                  2006                          $  354,000
                  2007                             593,000
                  2012                           1,292,000
                                                ----------
                                                $2,239,000
                                                ==========