Form 10QSB
period 1998-03-31
FOTOBALL USA INC
filed 1998-05-15
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D. C.  20549

                                FORM  10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________

                       Commission file number  0 - 24608
                       ---------------------------------

                              FOTOBALL USA, INC.
     ------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Delaware                         33 - 0614889
     ------------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

        3738 Ruffin Road, San Diego, California,      92123
     ------------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

                               (619) 467 - 9900
                               ----------------
                          (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes (X)   No____

    As of April 30, 1998, the Company had 2,691,742 shares of its common stock issued and outstanding.

            Transitional Small Business Disclosure Format  Yes( )  No  (X)

                              FOTOBALL USA, INC.

                                    INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets as of December 31, 1997 and
                March 31, 1998                                           3

          Condensed Statements of Operations for the three months
                ended March 31, 1997 and 1998                            4

          Condensed Statements of Cash Flows for the three months
                ended March 31, 1997 and 1998                            5

          Notes to Condensed Financial Statements                        6-9

  Item 2. Management's Discussion and Analysis or
                Plan of Operations                                       10-13

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                               15

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              FOTOBALL USA, INC.
                          CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                            December 31, 1997    March 31, 1998
                                            -----------------    --------------
                                    ASSETS
CURRENT ASSETS
  Cash and equivalents                          $    764,855      $    303,876
  Accounts receivable less allowances
      of $151,000                                  1,402,607         1,999,590
  Inventories (Note 3)                             2,476,815         2,424,028
  Prepaid expenses and other                         148,855           159,700
  Deferred income taxes                              150,000           120,100
                                                ------------      ------------
      TOTAL CURRENT ASSETS                         4,943,132         5,007,294
                                                ------------      ------------
PROPERTY AND EQUIPMENT, net                        1,217,892         1,193,096
                                                ------------      ------------
OTHER ASSETS
  Deferred income taxes                              301,000           301,000
  Deposits and other                                 115,382           142,491
                                                ------------      ------------
      TOTAL OTHER ASSETS                             416,382           443,491
                                                ------------      ------------
                                                $  6,577,406      $  6,643,881
                                                ============      ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capital leases             $     90,182     $      95,180
  Accounts payable and accrued expenses              789,388           856,439
  Settlement liability                               200,000           150,000
                                                ------------     -------------
      TOTAL CURRENT LIABILITIES                    1,079,570         1,101,619
CAPITAL LEASES, net of current portion               229,930           226,465
                                                ------------     -------------
      TOTAL LIABILITIES                            1,309,500         1,328,084
                                                ------------     -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    authorized-1,000,000 shares; issued
    and outstanding-none
  Common stock, $.01 par value;
    authorized - 15,000,000 shares;
    issued and outstanding - 2,676,742
    shares in 1997 and 2,691,742 shares in 1998       26,767            26,917
  Additional paid-in capital                       8,568,494         8,570,969
  Accumulated deficit                             (3,327,355)       (3,282,089)
                                                ------------     -------------
      TOTAL STOCKHOLDERS' EQUITY                   5,267,906         5,315,797
                                                ------------     -------------
                                                $  6,577,406     $   6,643,881
                                                ============     =============
           See accompanying notes to condensed financial statements.

                              FOTOBALL USA, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended
                                                            March 31
                                                ------------------------------
                                                      1997             1998
                                                ------------------------------
SALES                                           $   3,601,385    $   3,761,403
COST  OF SALES                                      2,227,164        2,423,082
                                                -------------    -------------
      GROSS PROFIT                                  1,374,221        1,338,321
                                                -------------    -------------
OPERATING EXPENSES
  Royalties                                           118,779          235,925
  Marketing                                           530,495          447,630
  General and administrative                          554,133          501,097
  Depreciation and amortization                        50,479           76,780
                                                -------------    -------------
      TOTAL OPERATING EXPENSES                      1,253,886        1,261,432
                                                -------------    -------------
      INCOME BEFORE OTHER (INCOME)
        EXPENSE AND INCOME TAX                        120,335           76,889
                                                -------------    -------------
OTHER (INCOME) EXPENSE
  Interest expense                                     12,815            9,806
  Interest income                                     (24,769)          (8,083)
                                                -------------    -------------
      TOTAL OTHER (INCOME) EXPENSE                    (11,954)           1,723
                                                -------------    -------------
      INCOME BEFORE INCOME TAX                        132,289           75,166
      INCOME TAX EXPENSE                               53,100           29,900
                                                -------------    -------------
      NET INCOME                                $      79,189    $      45,266
                                                =============    =============
BASIC AND DILUTED INCOME PER SHARE              $         .03    $         .02
                                                =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                2,691,710        2,691,842
                                                =============    =============











           See accompanying notes to condensed financial statements.

                              FOTOBALL USA, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      Three Months Ended
                                                            March 31
                                                ------------------------------
                                                      1997             1998
                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $    79,189      $      45,266
 Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization                   55,817             81,067
     Amortization of stock compensation expense          --              2,625
  Changes in operating assets and liabilities:
     Accounts receivable                          6,290,678           (596,983)
     Inventories                                   (838,212)            52,788
     Prepaid expenses and other                     (94,496)           (10,846)
     Deferred income taxes                           40,800             29,900
     Accounts payable and accrued expenses         (931,276)            17,051
     Income taxes payable                          (107,700)                --
                                                -----------      -------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      4,494,800           (379,132)
                                                -----------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (92,305)           (28,121)
  Increase in long-term deposits                         --            (27,109)
                                                -----------      -------------
NET CASH USED IN INVESTING ACTIVITIES               (92,305)           (55,230)
                                                -----------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations            (11,660)           (26,617)
  Repayment of short-term credit facilities      (1,825,000)                --
                                                -----------      -------------
NET CASH USED IN FINANCING ACTIVITIES            (1,836,660)           (26,617)
                                                -----------      -------------
NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS                            2,565,835           (460,979)
CASH AND EQUIVALENTS, Beginning of period           981,554            764,855
                                                -----------      -------------
CASH AND EQUIVALENTS, End of period             $ 3,547,389      $     303,876
                                                ===========      =============







           See accompanying notes to condensed financial statements

                              FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of March 31, 1998, the condensed statements of operations for the three months ended March 31, 1997 and 1998, and the condensed statements of cash flows for the three months ended March 31, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

    The Company adopted SFAS No. 128, "Earnings per Share" effective for its fiscal year ended December 31, 1997. The adoption of this statement did not change the previously reported net income per share for the three months ended March 31, 1997, as the conditions necessary to cause the Company's redeemable common stock purchase warrants to be exercised were not met.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

    Significant Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets, the possible outcome of threatened litigation and the provision for discontinued and excess inventories. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

    Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through December 31, 1999 except for the NFL Team Logo license, which the Company has received a letter of intent extending the license through

                              FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                (continued)

March 31, 2000. The following table summarizes, in descending order of 1997 revenue contribution, the Company's significant license agreements and their terms:

     Licensor         Product Term                         Expiration Date
     --------         ------------                         ---------------
     MLBP             Baseball   3 years                   December 31, 1999
     MLBPA            Baseball   1 year (2 year option)    December 31, 1999
     NFL Team Logo    Football   2 years                   March 31, 2000

    The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's licenses, particularly with Professional Baseball or the NFL, could have a material adverse effect on the Company's business.

    Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1997, 33% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $2,438,000, or 20% of total sales. During the year ended December 31, 1996, 76% of the Company's sales was derived from sales of the Company's promotional products, of which one customer accounted for aggregate sales of $14,000,000, or 54% of sales.

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

    Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related Sales - The Company has experienced, and expects to continue to experience, significant quarter-to-quarter variability in its sales and net income. This is due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 35% and 47% of the

                              FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                (continued)

Company's sales during the years ended December 31, 1996 and 1997, respectively. As such, its sales tend to be concentrated during the second and third quarters which coincides with the baseball season. Baseball-related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Excluding the toy car sales, baseball-related sales accounted for 76% of the Company's core sports product sales in 1996. The Company believes that the continuing decrease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines including new vulcanized rubber sports balls. Baseball-related sales, however are expected to remain a significant percentage of total sales for the foreseeable future. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

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

    Dependence on Suppliers - In 1997, the Company purchased approximately 97% of its raw material, consisting primarily of synthetic baseballs, footballs and basketballs, hockey pucks and Fototires, from six companies located in China, with one manufacturer accounting for 52% of total raw material purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty.

3.  INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:
                                    December 31, 1997     March 31, 1998
                                    -----------------     --------------
       Finished goods               $        970,886      $    1,068,954
       Raw material                        2,680,830           2,513,134
       Allowance for discontinued
        and excess inventory              (1,174,901)         (1,158,060)
                                    ----------------      --------------
        Total inventory             $      2,476,815      $    2,424,028
                                    ================      ==============

                              FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                (continued)

4.  THREATENED LITIGATION

    In October 1997, Chevron U.S.A., Inc. ("Chevron") filed and subsequently dismissed without prejudice a claim for breach of contract against the Company arising from the 1996 toy car promotions. Discussions between the Company and Chevron to resolve the matter are on-going. The Company vigorously denies any wrongdoing and believes it has substantial meritorious defenses if the matter is pursued by Chevron. While the effect if any, on future financial results is not subject to reasonable estimates because considerable uncertainty exists, any unfavorable outcome could materially affect the financial position of the Company.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION

Results of Operations:

    The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented: (unaudited)

                                             Three Months Ended
                                                   March 31,
                                 -------------------------------------------
                                          1997                   1998
                                 -------------------------------------------
Sales                             $ 3,601,385   100%     $  3,761,403    100%
Cost of Sales                       2,227,164    62         2,423,082     64
Operating Expenses                  1,253,886    35         1,261,432     34
Operating Income                      120,335     3            76,889      2
Interest Expense                       12,815     1             9,806      1
Interest Income                        24,769     1             8,083      1
Income Before Income Tax              132,289     4            75,166      2
Income Tax Expense                     53,100     1            29,900      1
Net Income                        $    79,189     2%     $     45,266      1%

Three Months Ended March 31, 1997 and 1998:

Sales:

    Sales were $3,761,000 for the three months ended March 31, 1998, an increase of 4% from sales of $3,601,000 for the three months ended March 31, 1997. The increase was due to the Company's retail business realizing substantial increases over the prior year period. Retail sales were $2,796,000 for the three months ended March 31, 1998, an increase of 77% from retail sales of $1,585,000 for the three months ended March 31, 1997. Contributing to this growth was an increase of $877,000, or 275%, in entertainment and amusement park related sales, including $558,000 of "recreational" sports ball sales to Six Flags theme parks. All of the Company's retail product lines with the exception of soccer experienced sales growth in excess of 20%, with the greatest contribution from the Company's new recreational sports ball product category. The Company expects that, in 1998, its retail business should continue to grow at a rate comparable to prior years and should represent a significant percentage of the Company's aggregate sales. The Company will, however, continue to pursue promotions business aggressively, focusing on leveraging its sports league relationships. For the three months ended
March 31, 1998, promotion sales were $965,000, or 26% of sales, as compared to promotion sales of $2,017,000, or 56% of sales, for the three months ended March 31, 1997. Promotion sales decreased by 52% or $1,052,000 due to a $1,690,000 hockey puck promotion in 1997, which was non-recurring. Promotion sales of $965,000 realized during the three months ended March 31, 1998 were derived from several customers instead of primarily from one customer, which the Company believes is reflective of the expanding breadth of the Company's customer base.

Gross Profit:

    Gross profit was $1,338,000 for the three months ended March 31, 1998, a decrease of 3% from gross profit of $1,374,000 for the three months ended March 31, 1997. Gross profit decreased both on an absolute basis and as a percentage of sales due to lower margins realized on amusement park related sales, which were priced to gain market share in this industry. Notwithstanding these lower gross margins, amusement park related sales realized only nominally less in net margins as compared to retail souvenir product sales due to the absence of royalties and commission expenses from amusement park related sales. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements"). The Company anticipates that its gross margins for the fiscal year ending December 31, 1998 should be consistent with the gross margins realized during the first quarter of 1998.

Operating Expenses:

    Operating expenses were $1,261,000, or 34% of sales, for the three months ended March 31, 1998, as compared to operating expenses of $1,254,000, or 35% of sales, for the three months ended March 31, 1997. The increase in operating expenses on an absolute basis was due to an increase in royalties expenses and depreciation and amortization expense offset in part by lower marketing and general and administrative expenses.

    Royalties expenses were $236,000 for the three months ended March 31, 1998, an increase of 98% from royalties expenses of $119,000 for the three months ended March 31, 1997. Royalties expenses as a percentage of sales increased to 6% of sales for the three months ended March 31, 1998 from 3% of sales for the three months ended March 31, 1997, due to the increased concentration of royalty bearing sales in 1998 as compared to 1997. Royalties expense increased in 1998 in part due to the significant increase in retail sales which generally have a royalty obligation. Additionally, approximately $2,000,000 of promotional sales in 1997 had no royalty obligation. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). Most of the Company's significant licenses expire on December 31, 1999 except for the NFL Team Logo license, for which the Company has received a letter of intent extending the license through March 31, 2000. The Company anticipates that royalties expenses as a percentage of sales for the fiscal year ending December 31, 1998 should be consistent with the percentage of royalties expenses realized during the first quarter of 1998.

    Marketing expenses were $448,000 for the three months ended March
31, 1998, a decrease of 15% from marketing expenses of $530,000 for the three months ended March 31, 1997. Marketing expenses as a percentage of sales decreased to 12% of sales for the three months ended March 31, 1998 from 15% of sales for the three months ended March 31, 1997. The decrease in marketing expenses of $83,000 was primarily the result of lower wages and related expenses and lower travel and advertising costs. The Company anticipates that marketing expenses for the year ending December 31, 1998, should be lower than marketing expenses in 1997 and consistent with the percentage of marketing expenses realized during the first quarter of 1998.

    General and administrative expenses were $501,000 for the three months ended March 31, 1998, a decrease of 10% from general and administrative expenses of $554,000 for the three months ended March 31, 1997. This $53,000 decrease is a result of several factors, including lower legal and professional services costs. The Company anticipates that general and administrative expenses for the year ending December 31, 1998 should be considerably lower than general and administrative expenses incurred in 1997, but moderately higher than the annualized amount of general and administrative expenses incurred in the first quarter of 1998.

Other Income (Expense):

    Interest expense was $10,000 for the three months ended March 31, 1998, a decrease of $3,000 from interest expense of $13,000 for the three months ended March 31, 1997. The decrease reflects a reduction in interest charges on the line of credit, combined with a decrease in interest charges from capitalized leases. Total capitalized equipment and machinery leases were $321,000 at March 31, 1998, a decrease of $9,000 from $330,000 at
March 31, 1997. The Company anticipates that interest expense in future periods will increase moderately reflecting additional capital lease purchases as more fully explained in "Liquidity and Capital Resources" below.

    Interest income was $8,000 for the three months ended March 31, 1998, a decrease of $17,000 from interest income of $25,000 for the three months ended March 31, 1997. This decrease is due to the Company's average cash balances available for investment being lower during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The Company anticipates that interest income in 1998 will be substantially lower than in 1997 due to lower average cash balances available for investment.

Liquidity and Capital Resources:

    The Company's net working capital increased by $43,000 from December 31, 1997 to March 31, 1998, to a net working capital surplus of $3,906,000 at March 31, 1998 from a net working capital surplus of $3,863,000 at December 31, 1997. Cash flow from operations decreased by $4,874,000 from cash provided by operations of $4,495,000 for the three months ended March 31, 1997 to cash used in operations of $379,000 for the three months ended March 31, 1998. This decrease was primarily the result of changes in accounts receivable during the periods. Accounts receivable in 1997 decreased significantly due to collection of a $5,600,000 accounts receivable, resulting from a 1996 toy car promotion. In contrast, account receivable increased during the three months ended March 31, 1998 reflecting increased sales during the period.

    Cash and equivalents aggregated $304,000 at March 31, 1998, a decrease of $461,000 from cash and equivalents of $765,000 at December 31, 1997. This decrease is primarily due to the significant increase in accounts receivable resulting from the higher sales during the period. The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $250,000, which will be used to purchase additional product molds, production machinery, and office and computer equipment. It is anticipated that a significant amount of the Company's capital expenditures will be financed through capital leases.

    At March 31, 1998, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $764,000 in the aggregate through 2000, of which $321,000 is due at various times during 1998. Given the Company's operating profits to date and anticipated increases in retail product sales, management expects these guaranteed royalties to be funded from operating cash flows.

    In December 1995, the Company entered into a one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collaterized by assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms. In February 1998, Scripps Bank renewed the credit line in the amount of $1,500,000 expiring on October 15, 1998. The bank also waived the net worth covenant at December 31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line. There was no borrowings under the credit line at March 31, 1998, however, the Company anticipates borrowing from the credit line during the quarterly period ending June 30, 1998.

    Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1998.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998, overall sales trends, gross margin trends, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1998, and other statement of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                          PART II.  OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K
                --------------------------------
                (a)  Exhibits
                              27      Financial Data Schedule

        	(b)  Reports on Form 8-K for the three months ended
                     March 31, 1998 - None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             FOTOBALL USA, INC
                                    -----------------------------------
                                               (registrant)




Dated: May 15, 1998                 BY:  /s/ Michael Favish
                                         -----------------------------
                                         Michael Favish
                                         President and Chief Executive Officer



Dated: May 15, 1998                 BY: /s/ David G. Forster
                                        ---------------------------------
                                        David G. Forster
                                        Executive Vice President-Finance,
                                        Treasurer and Chief Financial Officer
                                        (Principal Accounting Officer)