Form 10QSB
period 1998-06-30
FOTOBALL USA INC
filed 1998-08-14
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION

                            WASHINGTON,  D. C.  20549

                                 FORM  10-QSB

   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------  THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------  THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to ________________

                       Commission file number   0 - 24608
                                                ---------

                               FOTOBALL USA, INC.
----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

              Delaware                             33-0614889
----------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)


             3738 Ruffin Road, San Diego, California,      92123
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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

     As of August 1, 1998, the Company had 2,691,742 shares of its common stock issued and outstanding.

             Transitional Small Business Disclosure Format  Yes (  )  No (X)

                              FOTOBALL USA, INC.

                                    INDEX

                                                                     Sequential
                                                                      Page No.
                                                                     ----------

PART I.	FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheets as of December 31, 1997
                        and  June 30, 1998                                 3

                 Condensed Statements of Operations for the
                        three months and six months ended
                        June 30, 1997 and 1998                             4

                 Condensed Statements of Cash Flows for the
                        six months ended June 30, 1997 and 1998            5

                 Notes to Condensed Financial Statements                 6-9

         Item 2. Management's Discussion and Analysis or Plan
                       of Operations                                   10-15


PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of
                       Security Holders                                   16

         Item 6. Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                                17

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                              December 31, 1997   June 30, 1998
                                              -----------------   -------------
                                    ASSETS
CURRENT ASSETS
  Cash and equivalents                            $    764,855     $    187,154
  Accounts receivable less allowances of
    $151,000 in 1997 and $62,000 in 1998             1,402,607        2,537,630
  Inventories (Note 3) less reserve of
    $1,175,000 in 1997 and $1,126,000 in 1998        2,476,815        3,127,714
  Prepaid expenses and other                           148,855          168,709
  Deferred income taxes                                150,000           82,200
                                                  ------------     ------------
        TOTAL CURRENT ASSETS                         4,943,132        6,103,407
                                                  ------------     ------------
PROPERTY AND EQUIPMENT, net                          1,217,892        1,141,831
OTHER ASSETS
  Deferred income taxes                                301,000          301,000
  Deposits and other                                   115,382          187,043
                                                  ------------     ------------
        TOTAL OTHER ASSETS                             416,382          488,043
                                                  ------------     ------------
                                                  $  6,577,406     $  7,733,281
                                                  ============     ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital leases               $     90,182     $     94,730
  Accounts payable and accrued expenses                789,388        1,212,714
  Settlement liability                                 200,000          100,000
  Revolving credit loan                                     --          700,000
                                                  ------------     ------------
        TOTAL CURRENT LIABILITIES                    1,079,570        2,107,444
CAPITAL LEASES, net of current portion                 229,930          201,775
                                                  ------------     ------------
        TOTAL LIABILITIES                            1,309,500        2,309,219
                                                  ------------     ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized
    -1,000,000 shares; issued and outstanding-none
  Common stock, $.01 par value; authorized
    - 15,000,000 shares; issued and outstanding
    - 2,676,742 shares in 1997 and 2,691,742
    shares in 1998                                      26,767           26,917
  Additional paid-in capital                         8,568,494        8,573,444
  Accumulated deficit                               (3,327,355)      (3,176,299)
                                                  ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY                   5,267,906        5,424,062
                                                  ------------     ------------
                                                  $  6,577,406     $  7,733,281
                                                  ============     ============
            See accompanying notes to condensed financial statements.

                               FOTOBALL USA, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                       Three Months Ended
Six Months Ended
                                            June 30,
   June 30,
                                  -------------------------------------------
-----------
                                      1997          1998            1997
   1998
                                  ------------   -----------    -----------
-----------
SALES                             $  3,203,450   $ 4,025,943    $ 6,804,835
$ 7,787,346
COST OF SALES                        2,084,759     2,553,550      4,311,923
  4,976,632
                                  ------------   -----------    -----------
-----------
     GROSS PROFIT                    1,118,691     1,472,393      2,492,912
  2,810,714
                                  ------------   -----------    -----------
-----------
OPERATING EXPENSES
  Royalties                            207,585       266,429        326,364
    502,353
  Marketing                            497,579       420,124      1,028,074
    867,755
  General and administrative           499,053       514,100      1,053,186
  1,015,197
  Depreciation and amortization         56,139        78,412        106,618
    155,192
                                  ------------   -----------    -----------
-----------
        TOTAL OPERATING EXPENSES     1,260,356     1,279,065      2,514,242
  2,540,497
                                  ------------   -----------    -----------
-----------
        INCOME(LOSS) BEFORE
        OTHER (INCOME) EXPENSE
        AND INCOME TAXES              (141,665)      193,328        (21,330)
    270,217
                                  ------------   -----------    -----------
-----------
OTHER (INCOME) EXPENSE
  Interest expense                       7,539        17,558         20,354
     27,435
  Interest income                      (30,193)         (124)       (54,962)
     (8,279)
                                  ------------   -----------    -----------
-----------
        TOTAL OTHER (INCOME)
          EXPENSE                      (22,654)       17,434        (34,608)
     19,156
                                  ------------   -----------    -----------
-----------
        INCOME(LOSS) BEFORE
          TAXES                       (119,011)      175,894         13,278
    251,061
        INCOME TAX EXPENSE
          (BENEFIT)                    (47,800)       70,100          5,300
    100,000
                                  ------------   -----------    -----------
-----------
NET INCOME (LOSS)                 $    (71,211)  $   105,794    $     7,978
$   151,061
                                  ============   ===========    ===========
===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
  BASIC                              2,676,742     2,691,742      2,676,742
  2,691,742
                                  ============   ===========    ===========
===========
  DILUTED                            2,676,742     2,810,624      2,691,707
  2,738,795
                                  ============   ===========    ===========
===========
NET INCOME(LOSS) PER
COMMON SHARE:
  BASIC                           $       (.03)  $       .04    $       NIL
$       .06
                                  ============   ===========    ===========
===========
  DILUTED                         $       (.03)  $       .04    $       NIL
$       .06
                                  =============  ===========    ===========
===========


















            See accompanying notes to condensed financial statements.

                               FOTOBALL USA, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                  ----------------------------
                                                       1997           1998
                                                  -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                      $       7,978    $   151,061
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     128,437        163,672
      Amortization of stock compensation expense              -          4,950
      Changes in operating assets and liabilities
        Accounts receivable                           5,439,337     (1,135,023)
        Inventories                                  (1,326,824)      (650,899)
        Prepaid expenses and other                     (107,084)       (19,853)
        Deferred income taxes                             4,100         67,800
        Accounts payable and accrued expenses        (1,200,647)       323,322
        Income taxes payable                           (119,200)             -
                                                  -------------    -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                 2,826,097     (1,094,970)
                                                  -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                   (150,674)       (59,461)
  Increase in long term deposits                              -        (71,661)
                                                  -------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                  (150,674)      (131,122)
                                                  -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net additions (repayments) of short-term
    credit facilities                                (1,825,000)       700,000
  Repayment of capital lease obligations                (33,799)       (51,759)
  Proceeds from exercise of stock option                      -            150
                                                  -------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                         (1,858,799)       648,391
                                                  -------------    -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         816,624       (577,701)

CASH AND EQUIVALENTS, Beginning of period               981,554        764,855
                                                  -------------    -----------
CASH AND EQUIVALENTS, End of period               $   1,798,178    $   187,154
                                                  =============    ===========


            See accompanying notes to condensed financial statements.

                               FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

1.   CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 1998, the condensed statements of operations for the three months and six months ended June 30, 1997 and 1998, and the condensed statements of cash flows for the six months ended
June 30, 1997 and 1998 have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

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

        Licensor        Product Term                      Expiration Date
        --------        ------------                      ---------------
        MLBP            Baseball  3 years                 December 31, 1999
        MLBPA           Baseball  1 year (2 year option)  December 31, 1999
        NFL Team Logo   Football  2 years                 March 31, 2000

                               FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (continued)

The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's licenses, particularly with Professional Baseball or the NFL, could have a material adverse effect on the Company's business.

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1997, 33% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $2,438,000, or 20% of total sales. During six month period ended June 30, 1998, 26% of the Company's sales were derived from sales of the Company's promotional products, with no one customer accounting for sales greater than 10%.

Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. In 1996, the Company realized gross margins of 29% as a result of $14,000,000 of low margin toy promotion sales. In 1997, the Company realized gross margins of 26% as a result of a $1,175,000 provision for discontinued and excess inventory. Excluding this operating charge, gross margins were 36% in 1997, which are consistent with the margins realized on the Company's sports-related sales in 1996. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related Sales - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income. This was due in part to the seasonality of its licensed sports product business, a reliance upon significant promotional programs combined with a significant concentration of its business from baseball. The Company anticipates that the expected increasing contribution of retail sales in future periods should mitigate this quarter-to-quarter variability. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 35% and 47% of the Company's sales during the years ended December 31, 1996 and 1997, respectively. As such, its sales tended to be concentrated during the second and third quarters which coincided with the baseball season. Baseball-related sales as a percentage of total sales dec-reased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Excluding the toy car sales, baseball-related sales accounted for 76% of the Company's total sales in 1996. The Company believes that the dec-rease in the dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines

                               FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (continued)

including new vulcanized rubber sports balls. Baseball-related sales, how-ever, are expected to remain a significant percentage of total sales for the foreseeable future. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

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

3.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                         December 31, 1997      June 30, 1998
                                         -----------------      -------------
        Finished goods                      $      970,886        $ 1,595,630
        Raw material                             2,680,830          2,658,471
        Allowance for discontinued and
         excess inventory                       (1,174,901)        (1,126,387)
                                            --------------        -----------
        Total inventory                     $    2,476,815        $ 3,127,714
                                            ==============        ===========

4.   THREATENED LITIGATION

In October 1997, Chevron U.S.A., Inc. ("Chevron") filed and subsequently dismissed without prejudice a claim for breach of contract against the Company arising from the 1996 toy car promotions. Discussions between

                               FOTOBALL USA, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (continued)


the Company and Chevron to resolve the matter are on-going. The Company vigorously denies any wrongdoing and believes it has substantial meritorious defenses if the matter is pursued by Chevron. While the effect, if any, on future financial results is not subject to reasonable estimates because considerable uncertainty exists, any unfavorable outcome could materially affect the financial position of the Company.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Results of Operations

     The following table sets forth certain unaudited operating data (in dollars and as a percentage of the Company's sales) for the periods presented:
                                 Three Months Ended
         Six Months Ended
                                     June 30,
             June 30,
                       --------------------------------------
-----------------------------------
                               1997               1998
        1997              1998
                       --------------------------------------
-----------------------------------
Sales                  $ 3,203,450  100%  $ 4,025,943  100%
$ 6,804,835 100%  $ 7,787,346  100%
Cost of Sales            2,084,759   65     2,553,550   63
  4,311,923  63     4,976,632   64
Operating Expenses       1,260,356   39     1,279,065   32
  2,514,242  37     2,540,497   33
Operating Income (Loss)   (141,665)  (4)      193,328    5
    (21,330) (1)      270,217    3
Interest Expense             7,539    1        17,558    1
     20,354   1        27,435    1
Interest Income             30,193    1           124    -
     54,962   1         8,279    1
Income (Loss) Before
  Income Tax              (119,011)  (4)      175,894    4
     13,278   1       251,061    3
Income Tax Expense
 (Benefit)                 (47,800)  (1)       70,100    2
      5,300   1       100,000    1
Net Income (Loss)      $   (71,211)  (2)% $   105,794    3%
$     7,978   1%  $   151,061    2%

Three Months Ended June 30, 1997 and 1998:

Sales:

     Sales were $4,026,000 for the three months ended June 30, 1998, an increase of 26% from sales of $3,203,000 for the three months ended June 30, 1997. The increase was due to a $456,000, or 18% increase in the Company's retail sales and a $367,000, or 50% increase in promotions sales, as compared to the prior year period. For the three months ended June 30, 1998, retail sales were $2,929,000, or 73% of sales, as compared to retail sales of

$2,472,000, or 77% of sales, for the three months ended June 30, 1997. The Company realized increases of $461,000 and $100,000 in basketball and softee (polyester filled) related sales, respectively, offset by decreases of $65,000 and $71,000 in baseball and hockey related sales, respectively. For the three months ended June 30, 1998, promotional sales were $1,097,000, or 27% of sales, as compared to promotional sales of $731,000, or 23% of sales, for the three months ended June 30, 1997. The 1998 promotional sales included a $400,000 national football promotion with a major oil company combined with various baseball, basketball and soccer related promotions as compared to promotional sales in 1997 which were derived from various baseball and basketball related promotions.

Gross Profit:

     Gross profit was $1,472,000 for the three months ended June 30, 1998, an increase of 32% from gross profit of $1,119,000 for the three months ended June 30, 1997. Gross profit increased on an absolute basis as a result of the significant increase in total sales. Gross margins as a percentage of sales increased to 37% for the three months ended June 30, 1998 from 35% for the three months ended June 30, 1997. The gross margins as a percentage of sales increased from 1997 to 1998 due to both a greater percentage of higher margin retail sales combined with certain promotional programs which realized high margins. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").
Gross margins as a percentage of sales for the fiscal year ending December
31, 1998 should be consistent with the gross margin percentage realized during the second quarter of 1998.

Operating Expense:

     Operating expenses were $1,279,000, or 32% of sales, for the three months ended June 30, 1998, as compared to operating expenses of $1,260,000, or 39% of sales, for the three months ended June 30, 1997. The nominal increase in operating expenses on an absolute basis was due primarily to increased royalties expenses resulting from significantly higher sales. Operating expenses as a percentage of sales decreased due to the fixed component of marketing and general and administrative expenses being allocated over significantly higher sales volumes.

     Royalties expense was $266,000 for the three months ended June 30, 1998, an increase of 28% from royalties expense of $208,000 for the three months ended June 30, 1997. Royalties expense as a percentage of sales increased insignificantly for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Royalties expense as a percentage of sales for the fiscal year ending December 31, 1998 should be consistent with the percentage royalties expense realized during the second quarter of 1998. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. See footnote 2, "Dependence Upon Licensing Arrangements."

     Marketing expenses were $420,000 for the three months ended June 30, 1998, a decrease of 16% from marketing expenses of $498,000 for the three months ended June 30, 1997. Marketing expenses as a percentage of sales decreased to 10% of sales for the three months ended June 30, 1998 from 16% of sales for the three months ended June 30, 1997, primarily as a result of allocating the fixed components of marketing expenses over significantly higher sales volume. Marketing expenses decreased significantly from 1998 to 1997 in absolute terms due to substantially lower salary, show and travel expenses offset in part by an increase in sales commissions expense. The Company has significantly expanded its independent representative sales force and consequently anticipates a moderate increase in marketing expenses in future periods resulting from this variable expense.

     General and administrative expenses were $514,000 for the three months ended June 30, 1998, an increase of 3% from general and administrative expenses of $499,000 for the three months ended June 30, 1997. This moderate increase is a result of increases in rent expense and administrative salary expense offset by lower legal and bad debt expense. Depreciation and amortization expense was $78,000 for the three months ended June 30, 1998, an increase of $22,000 or 39% from depreciation and amortization expense of $56,000 for the three months ended June 30, 1997. This increase is a result of higher capital expenditures during the previous twelve months.

Other Income (Expense):

     Interest expense was $18,000 for the three months ended June 30, 1998, an increase from interest expense of $8,000 for the three months ended
June 30, 1997. The Company expects interest expense to increase in future periods reflecting the anticipated increased usage of the Company's revolving line of credit as more fully explained below. The Company also expects continued financing of machinery and equipment purchases through capital leases, resulting in higher interest expense. Total capitalized equipment and machinery leases were $297,000 at June 30, 1998, an insignificant increase from total capitalized equipment and machinery leases of $293,000 at June 30, 1997.

     Interest income was $NIL for the three months ended June 30, 1998, a decrease of $30,000 or 100% from interest income of $30,000 for the three months ended June 30, 1997. This decrease is due to the Company's usage of the bank credit facility and the absence of material cash balances available for investment. The Company anticipates, as more fully explained below, that for the foreseeable future the Company will be drawing on the revolving credit line for its cash requirements resulting in no interest income.

Six Months Ended June 30, 1997 and 1998:

Sales:

     Sales were $7,787,000 for the six months ended June 30, 1998, an increase of $982,000, or 14%, from sales of $6,805,000 for the six months ended June 30, 1997. The increase was due to significant increases in the Company's retail sales offset in part by a decrease in promotional sales during the six month period. Sales increases were realized in all retail product categories except hockey, with the most significant increases in basketball ($1,230,000), football ($211,000) and "softee" ($101,000) product lines. Promotional sales declined in 1998 as compared to 1997 due to the non recurrence in 1998 of a

$1,700,000 hockey puck promotion which was realized in 1997. The sales decline was partially offset by increases in baseball and football related promotion sales. Based on current sales trends, it is anticipated that the Company will realize increased profitability during the third quarter of 1998 and continued profitability during the fourth quarter of 1998.

Gross Profit:

     Gross profit was $2,811,000 for the six months ended June 30, 1998, an increase of 13% from gross profit of $2,493,000 for the six months ended June 30, 1997. As previously noted, gross profit increased on an absolute basis due to higher sales. Gross margins as a percentage of sales decreased from 37% to 36% for the six months ended June 30, 1997 and 1998, respectively, reflecting the effect of $800,000 of lower margin amusement park related sales to a new customer, offset in part by a greater percentage of other higher margin retail sales.

Operating Expenses:

     Operating expenses were $2,540,000, or 33% of sales, for the six months ended June 30, 1998, as compared to operating expenses of $2,514,000, or 37% of sales, for the six months ended June 30, 1997. Operating expenses as a percentage of sales decreased as a result of the Company's fixed operating costs being allocated over higher sales volumes. Operating expenses on an absolute basis increased by $26,000 during this period due primarily to a $176,000 and $48,000 increase in royalties and depreciation expense, respectively offset by a $160,000 and $38,000 reduction in marketing and general and administrative expenses, respectively.

     Royalties expense was $502,000 for the six months ended June 30, 1998, an increase of 54% from royalties expense of $326,000 for the six months ended June 30, 1997. Royalties expense as a percentage of sales increased to 6% of sales for the six months ended June 30, 1998 from 5% of sales for the six months ended June 30, 1997, principally due to certain promotions in 1997 which had no royalty obligation.

     Marketing expenses were $868,000 for the six months ended June 30, 1998, a decrease of $160,000, or 16%, from marketing expenses of $1,028,000 for the six months ended June 30, 1997. Marketing expenses as a percentage of sales decreased to 11% of sales for the six months ended June 30, 1998 from 15% of sales for the six months ended June 30, 1997, as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially higher sales volumes. Marketing expenses on an absolute basis also decreased between periods due to lower salary, travel and advertising costs.

     General and administrative expenses were $1,015,000 for the six months ended June 30, 1998, a decrease of 4% from general and administrative expenses of $1,053,000 for the six months ended June 30, 1997. This decrease is a result of several factors, including significant reductions in legal and professional service costs offset in part by higher salary and occupancy costs associated with the Company's expanded warehousing facility.

Other Income (Expense):

     Interest expense was $27,000 for the six months ended June 30, 1998, an increase of 35% from interest expense of $20,000 for the six months ended June 30, 1997. The increase of $7,000 in interest expense reflects the increase in the amount of the Company's outstanding borrowings under the Company's revolving line of credit.

     Interest income was $8,000 for the six months ended June 30, 1998, a decrease of $47,000 or 85% from interest income of $55,000 for the six months ended June 30, 1997. This decrease is due to the Company's average cash balances available for investment being significantly lower during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, as more fully explained below.

Liquidity and Capital Resources

     The Company's net working capital increased by approximately $133,000 from December 31, 1997 to June 30, 1998, to a net working capital surplus of $3,996,000 at June 30, 1998 from a net working capital surplus of $3,863,000 at December 31, 1997. Cash flow provided by operating activities decreased by $3,921,000, from cash provided by operating activities of $2,826,000 for the six months ended June 30, 1997 to cash used in operating activities of $1,095,000 for the six months ended June 30, 1998. The decrease in cash provided from operations was principally due to increases in both accounts receivable and inventory as a direct result of increasing sales. The Company's inventories have increased significantly during the six months ended June 30, 1998, increasing to $3,128,000 from $2,477,000 at December 31, 1997. The Company's increasing retail sales and expanding product lines have required it to carry a higher level of inventory.

     Cash and equivalents aggregated $187,000 at June 30, 1998, a decrease of $578,000 from cash and equivalents of $765,000 at December 31, 1997. This decrease was due to substantial increases in accounts receivable and inventory as previously noted. The extent of the Company's future cash requirements will be dependent in part on the level of sales increases in future periods and the resulting impact on accounts receivable and inventory. The increasing concentration of the Company's retail sales is expected to result in greater cash requirements in future periods due to generally longer repayment terms with key retailers as compared to promotional customers. The Company expects to meet this increasing cash requirement through both internally generated cash flow and bank revolving credit as noted below.

     Accounts receivable were $2,538,000 at June 30, 1998, an increase of $1,135,000 from accounts receivable of $1,403,000 at December 31, 1997. This increase was due primarily to significantly higher sales during the three months ended June 30, 1998 as compared to the three months ended December 31, 1997.

     At June 30, 1998, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $686,247 in the aggregate through 2000, of which $208,247 is due at various times in 1998. Given the Company's expectation that it will realize operating profits during the third and fourth quarter of 1998, these guaranteed royalties are anticipated to be funded from operations.

     In December 1995, the Company entered into a one year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $1,000,000 is collateralized by assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms. In February 1998, Scripps Bank renewed the credit line in the amount of $1,500,000 expiring on October 15, 1998. The bank also waived the net worth covenant at December 31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line. There were $700,000 in borrowings under the credit line at June 30, 1998.
The Company is currently in discussions with Scripps Bank regarding the modification of the Company's current credit line to include an increase in the size of the facility and certain other modifications. There can be no assurance that the Company will receive an increase in the size of or modification to the terms of the credit line which are acceptable to the Company.

     Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1998.

     The Company has prepared a plan to become Year 2000 compliant. Pursuant to the Company's Year 2000 plan,the Company is currently evaluating its information technology ("IT") and non-IT computerized systems to assure that the transition to a Year 2000 compliant system will not disrupt the Company's operations. This evaluation should be completed in the fourth quarter of 1998. The Company is currently in the process of upgrading its accounting and manufacturing software systems. The Company expects that the new systems should be Year 2000 compliant. Given that such upgrade is expected to be completed in the first quarter of 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or its financial condition.

     The Company is also evaluating the systems of its key customers and suppliers to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current suppliers are either unable to certify that they will be Year 2000 compliant by early 1999 our unable to give the Company reasonable assurance that Year 2000 issues will have no material adverse impact on their operations, then the Company will review its alternatives with respect to other suppliers. There can be no assurance that the Company will be able to find suppliers that are acceptable to the Company. In the event that its key customers are unable to certify that they will be Year 2000 compliant by early 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998, its ability to realize increasing profitability in the third quarter of 1998, overall sales trends, gross margin trends, operating cost trends and cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1998, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                          PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The Annual Meeting of Stockholders of the Company was held on May 28, 1998 at the Company's offices. The matters considered at the meeting consisted of the following:

The election of one Class I director to serve for a term of three years and until his successor is elected and qualified. The results of the voting were as follows:

            Nominee                 Votes For              Votes Withheld
            -------                 ---------              --------------
     Salvatore T. DiMascio          1,559,575                 	78,475


The adoption of the Fotoball USA, Inc. 1998 Stock Option Plan. The results of the voting were as follows:

            For           Against             Abstain         Not Voted
            ---           -------             -------         ---------
          962,206         130,365              5,500           539,979

The ratification of the Board of Directors' appointment of Hollander, Lumer & Co. as the Company's independent public accountant for the 1998 fiscal year. The results of the voting were as follows:

            For           Against             Abstain
            ---           -------             --------
         1,628,400         2,200                7,450

A proxy may confer discretionary authority on management of the Company to vote on any matter brought at the 1999 Annual Meeting of Stockholders unless the Company receives notice of such matter not less than 60 nor more than 90 days prior to the anniversary date of the 1998 Annual Meeting of Stockholders (between February 28, 1999 and March 30, 1999), except that, if the 1999 Annual Meeting of Stockholders is not held within 30 days before or after May 28, 1999, a proxy may confer discretionary authority on management of the Company to vote on any manner brought at the 1999 Annual Meeting of Stockholders unless the Company receives notice of such matter within (ten) days after notice of the date of the meeting is publicly given.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27  Financial Data Schedule

          (b)  Reports on Form 8-K for the three months ended
                June 30, 1998 - None

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 FOTOBALL USA, INC
                                       -------------------------------------
                                                   (Registrant)



Dated: August 14, 1998          BY:    /s/Michael Favish
                                       -------------------------------------
                                       Michael Favish
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


Dated: August 14, 1998          BY:    /s/David G. Forster
                                       -------------------------------------
                                       David G. Forster
                                       Executive Vice President-Finance,
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting Officer)