Form 10QSB
period 1998-09-30
FOTOBALL USA INC
filed 1998-11-13
CIK 922251

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON  D. C.  20549

                          	FORM  10-QSB

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

  ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                       Commission file number 0 - 24608
                                              ---------

                              FOTOBALL USA, INC.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                               33 - 0614889
        --------------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)       Identification Number)


            3738 Ruffin Road, San Diego, California     92123
        --------------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

                               (619) 467 - 9900
                        -----------------------------
                         (Issuer's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes (X)    No( )

     As of October 31, 1998, the Company had 2,699,242 shares of its common stock issued and outstanding.

        Transitional Small Business Disclosure Format  Yes ( )  No (X)

                              FOTOBALL USA, INC.

                                    INDEX

                                                                 Sequential
PART I.     FINANCIAL INFORMATION                                 Page No.
                                                                 ----------
   Item 1.  Financial Statements

            Condensed Balance Sheets as of December 31, 1997
                and September 30, 1998                               3

            Condensed Statements of Operations for the three
                months and nine months ended
                September 30, 1997 and 1998                          4

            Condensed Statements of Cash Flows for the
                nine months ended September 30, 1997 and 1998        5

            Notes to Condensed Financial Statements                6-9

   Item 2.  Management's Discussion and Analysis or
                Plan of Operation                                10-16

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                          18

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                              FOTOBALL USA, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)

                                        December 31, 1997   September 30, 1998
                                       -----------------    ------------------
CURRENT ASSETS                   ASSETS
  Cash and equivalents                     $     764,855         $      21,141
  Accounts receivable less
    allowances of $151,000
    in 1997 and $63,000 in 1998                1,402,607             2,945,997
  Inventories (Note 3)                         2,476,815             3,481,959
  Prepaid expenses and other                     148,855               169,473
  Deferred income taxes                          150,000               288,000
                                           -------------         -------------
        TOTAL CURRENT ASSETS                   4,943,132             6,906,570
                                           -------------         -------------
PROPERTY AND EQUIPMENT, net                    1,217,892             1,103,766
                                           -------------         -------------
OTHER ASSETS
  Deferred income taxes                          301,000                     -
  Deposits and other                             115,382                80,767
                                           -------------         -------------
        TOTAL OTHER ASSETS                       416,382                80,767
                                           -------------         -------------
                                           $   6,577,406         $   8,091,103
                                           =============         =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of capital leases        $      90,182        $       96,699
  Accounts payable and accrued expenses          789,388             1,484,359
  Settlement liability                           200,000                50,000
  Revolving credit loan                               --               700,000
                                           -------------         -------------
        TOTAL CURRENT LIABILITIES              1,079,570             2,331,058
CAPITAL LEASES, net of current portion           229,930               177,115
                                           -------------         -------------
        TOTAL LIABILITIES                      1,309,500             2,508,173
                                           -------------         -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; Authorized
   -1,000,000 shares; issued and outstanding-none
  Common stock, $.01 par value; Authorized
   - 15,000,000 shares; issued and outstanding
   - 2,676,742 shares in 1997 and
     2,699,242 shares in 1998                     26,767                26,992
  Additional paid-in capital                   8,568,494             8,588,519
  Accumulated deficit                         (3,327,355)           (3,032,581)
                                           -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY             5,267,906             5,582,930
                                           -------------         -------------
                                           $   6,577,406         $   8,091,103
                                           =============         =============
              See accompanying notes to condensed financial statements.

                              FOTOBALL USA, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                  Three Months Ended
   Nine Months Ended
                                     September 30,
      September 30,
                               -------------------------
-------------------------
                                  1997          1998
    1997          1998
                               -----------   -----------
-----------  ------------
SALES                          $ 2,625,750   $ 4,675,501
$ 9,430,585  $ 12,462,847
COST OF SALES                    1,763,866     2,796,056
  6,075,789     7,772,688
                               -----------   -----------
-----------  ------------
     GROSS PROFIT                  861,884     1,879,445
  3,354,796     4,690,159
                               -----------   -----------
-----------  ------------
OPERATING EXPENSES
   Royalties                       237,352       417,152
    563,718       919,505
   Marketing                       591,372       559,861
  1,613,646     1,428,932
   General and administrative      642,131       555,596
  1,695,315     1,569,477
   Depreciation and amortization    67,437        80,629
    179,855       235,821
   Settlement cost                 210,000             -
    210,000             -
                               -----------   -----------
-----------  ------------
     TOTAL OPERATING EXPENSES    1,748,292     1,613,238
  4,262,534     4,153,735
                               -----------   -----------
-----------  ------------
     INCOME (LOSS) BEFORE OTHER
     (INCOME) EXPENSE AND
     INCOME TAXES                 (886,408)      266,207
   (907,738)      536,424
                               -----------   -----------
-----------  ------------
OTHER (INCOME) EXPENSE
   Interest expense                  8,993        28,101
     29,347        55,536
   Interest income                 (25,209)         (809)
    (80,171)       (9,088)
                               -----------   -----------
-----------  ------------
     TOTAL OTHER INCOME            (16,216)       27,292
    (50,824)       46,448
                               -----------   -----------
-----------  ------------
     INCOME (LOSS) BEFORE
      INCOME TAX                  (870,192)      238,915
   (856,914)      489,976
     INCOME TAX EXPENSE (BENEFIT)   (5,300)       95,200
          -       195,200
                               -----------   -----------
-----------  ------------
     NET INCOME (LOSS)         $  (864,892)  $   143,715
$  (856,914) $    294,776
                               ===========   ===========
===========  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
   BASIC                         2,676,742     2,694,242
  2,676,742     2,692,575
                               ===========   ===========
===========  ============

   DILUTED                       2,676,742     2,823,065
  2,676,742     2,772,654
                               ===========   ===========
===========  ============
NET INCOME (LOSS) PER
  COMMON SHARE
   BASIC                       $      (.32)  $       .05
$      (.32) $        .11
                               ===========   ===========
===========  ============
   DILUTED                     $      (.32)  $       .05
$      (.32) $        .11
                               ===========   ===========
===========  ============



















            See accompanying notes to condensed financial statements.



                              FOTOBALL USA, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1997          1998
                                                    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                  $  (856,914)   $  294,776
 Adjustments to reconcile net income
  (loss) to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                        206,658       248,237
   Amortization of stock compensation expense                 -         7,425
   Changes in operating assets and liabilities:
     Accounts receivable                              5,956,546    (1,543,390)
     Inventories                                     (1,407,391)   (1,005,144)
     Prepaid expenses and other                         (29,274)      (20,618)
     Deferred income taxes                              (32,200)      163,000
     Accounts payable and accrued expenses           (1,054,576)      544,971
     Income taxes payable                              (119,200)            -
                                                    -----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   2,663,649    (1,310,743)
                                                    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                    (314,139)     (105,963)
 Increase in long term deposits                               -        34,615
                                                    -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                  (314,139)      (71,348)
                                                    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net additions (reductions) in short-term
  credit facilities                                  (1,825,000)      700,000
 Proceeds from exercise of options and warrants               -        12,825
 Repayment of capital lease obligations                 (52,642)      (74,448)
                                                    -----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (1,877,642)      638,377
                                                    -----------    ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         471,868      (743,714)
CASH AND EQUIVALENTS, Beginning of period               981,554       764,855
                                                    -----------    ----------
CASH AND EQUIVALENTS, End of period                 $ 1,453,422    $   21,141
                                                    ===========    ==========








            See accompanying notes to condensed financial statements.


                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

1.  CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 1998, the condensed statements of operations for the three months and nine months ended
September 30, 1997 and 1998, and the condensed statements of cash flows for the nine months ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-
KSB for the fiscal year ended December 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

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

Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with Professional Baseball, NFL and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through March 31, 2000. The following table summarizes, in descending order of 1997 revenue contribution, the Company's significant license agreements and their terms:

       Licensor         Product      Term                    Expiration Date
       --------         --------     -----                   ---------------
       MLBP             Baseball     3 years                 December 31, 1999
       MLBPA            Baseball     1 year (2 year option)  December 31, 1999
       NFL Team Logo    Football     2 years                 March 31, 2000


                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                (continued)

The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's licenses, particularly with Professional
Baseball or the NFL, could have a material adverse effect on the Company's business.

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. Although the Company has had repeat business from certain promotions customers, there can be no assurance that the Company will be able to continue its relationships with its promotions customers or attract new promotions customers to generate sufficient revenues to operate profitably. During the year ended December 31, 1997, 33% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $2,438,000, or 20% of total sales.
During the nine month period ended September 30, 1998, 21% of the Company's sales were derived from sales of the Company's promotional products, with no one customer accounting for sales greater than 10%.

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

Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related
Sales - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income. This was due in part to the seasonality of its licensed sports product business, a reliance upon significant promotional programs, combined with a significant concentration of its business from baseball. The Company anticipates that the expected increasing contribution of retail sales in future periods should mitigate this quarter-to-quarter variability. Historically, the Company has derived a significant amount of sales from baseball-related products, representing 35% and 47% of the Company's sales during the years ended December 31, 1996 and 1997, respectively. As such, its sales tended to be concentrated during the second and third quarters which coincided with the baseball season.
Baseball-related sales as a percentage of total sales decreased significantly in 1996 due to the $14,000,000 of toy car sales realized in 1996. Excluding the toy car sales, baseball-related sales accounted for 76% of the Company's product sales in 1996. The Company believes that the decrease in the




                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                (continued)

dependence upon baseball-related sales during the past several years will continue in the future, with the introduction of new product lines including new vulcanized rubber sports balls. Baseball-related sales, however, are expected to remain a significant percentage of total sales for the foreseeable future. The second factor which significantly contributes to the variability of the Company's operations is its dependence on promotions business as more fully explained above.

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

3.  INVENTORIES

Inventories net of reserves are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                           December 31, 1997        September 30, 1998
                           -----------------        ------------------
Finished goods                   $   808,408              $  1,771,878
Raw material                       1,668,407                 1,710,081
                                 -----------              ------------
Total inventory                  $ 2,476,815              $  3,481,959
                                 ===========              ============









                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                (continued)

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









































                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

Results of Operations

     The following table sets forth certain (unaudited) operating data (in dollars and as a percentage of the Company's sales) for the periods presented:
                             Three Months Ended
        Nine Months Ended
                                 September 30,
           September 30,
                   ---------------------------------------
-------------------------------------
                          1997                 1998
     1997                  1998
                   ------------------    -----------------
------------------    ------------------
Sales              $  2,625,750  100%    $ 4,675,501  100%
$  9,430,585  100%    $ 12,462,847  100%
Cost of Sales         1,763,866   67       2,796,056   60
   6,075,789   64        7,772,688   62
Operating Expenses    1,748,292   67       1,613,238   35
   4,262,534   45        4,153,735   33
Operating Income
 (Loss)                (886,408) (34)        266,207    6
    (907,738) (10)         536,424    4
Interest Expense          8,993    1          28,101    1
      29,347    1           55,536    1
Interest Income          25,209    1             809    1
      80,171    1            9,088    1
Income (Loss)
 Before Income Tax     (870,192) (33)        238,915    5
    (856,914)  (9)         489,976    4
Income Tax Expense
 (Benefit)               (5,300)  (1)         95,200    2
           -    -          195,200    2
Net Income (Loss)  $   (864,892) (33)%   $   143,715    3%
$   (856,914)  (9)%   $    294,776    2%


Three Months Ended September 30, 1997 and 1998:

Sales:

    Sales were $4,676,000 for the three months ended September 30, 1998, an increase of 78% from sales of $2,626,000 for the three months ended
September 30, 1997. For the three months ended September 30, 1998, promotional sales were $584,000, a decrease of 17% from promotional sales of $702,000, for the three months ended September 30, 1997. Retail sales were






$4,092,000 for the three months ended September 30, 1998, an increase of 113% from retail sales of $1,924,000 for the three months ended September 30, 1997. Sales increases were realized primarily from the Company's baseball, football and basketball-related sales. Baseball-related sales increased by $927,000, or 90%, due to several factors: the Company's expanding retail distribution, significantly greater consumer interest in Major League Baseball
("MLB") and MLB licensed merchandise combined with a significant sales contribution surrounding the breaking of Roger Maris' home run record.
Football-related sales increased by $1,004,000, or 238%, due primarily to strong demand for the Company's new full-size line of NFL and college footballs, combined with sales from its college rubber football product line.
Basketball-related sales increased by $182,000, or 92%, due to the new rubber product line for colleges. The Company anticipates that given its current sales to date and current retail and promotional sales backlog, the Company's fourth quarter 1998 sales and earnings will be similar to the third quarter of 1998.

Gross Profit:

    Gross profit was $1,879,000 for the three months ended September 30, 1998, an increase of 118% from gross profit of $862,000 for the three months ended September 30, 1997. Gross profit increased on an absolute basis as a result of the 78% increase in sales. Gross margins, as a percentage of sales, increased from 33% to 40% for the three months ended September 30, 1997 and 1998, respectively. This increase was due to a significantly greater percentage of aggregate sales being derived from higher margin retail as compared to generally lower promotional sales. The Company expects the fourth quarter of 1998 gross margin percentage to be similar to the third quarter of 1998. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales and product mix (see Note 2 of the "Notes to Condensed Financial Statements").

Operating Expense:

    Operating expenses were $1,613,000, or 34% of sales, for the three months ended September 30, 1998, a decrease of 8% from operating expenses of $1,748,000, or 67% of sales, for the three months ended September 30, 1997.
Operating expenses decreased in absolute terms in 1998 due to a settlement charge of $210,000 recorded in the third quarter of 1997. Excluding this charge, operating expenses increased moderately between periods due to a significant increase in royalty expense offset by decreases in marketing and general and administrative expenses, as further noted below.

    Royalties expense was $417,000 for the three months ended September
30, 1998, an increase of 76% from royalties expense of $237,000 for the three months ended September 30, 1997. Royalties expense as a percentage of sales remained unchanged at 9% of sales for the three months ended September 30, 1998 and 1997, respectively, due to similar percentages of retail sales to total aggregate sales in both periods. Royalties expense in absolute terms increased significantly between periods due to significantly higher sales.
Retail sales typically require a royalty of 10-18% as compared to 10% for promotional sales.




    Marketing expenses were $560,000 for the three months ended
September 30, 1998, a decrease of 5% from marketing expenses of $591,000 for the three months ended September 30, 1997. Marketing expenses as a percentage of sales decreased to 12% of sales for the three months ended
September 30, 1998 from 23% of sales for the three months ended September
30, 1997, due to lower expenses combined with higher sales volume. Marketing expenses decreased by $30,000 from 1997 to 1998 due to lower sales wages, advertising and travel costs reflecting the Company's continuing efforts to reduce its cost structure and increase productivity.

    General and administrative expenses were $556,000 for the three months ended September 30, 1998, a decrease of 14% from general and administrative expenses of $642,000 for the three months ended September 30, 1997. This decrease is primarily the result of significantly lower legal and professional fees offset in part by higher administrative wages and facility costs.

Other Income (Expense):

    Interest expense was $28,000 for the three months ended
September 30, 1998, an increase of 211% from interest expense of $9,000 for the three months ended September 30, 1997. The Company expects interest expense to increase moderately in future periods reflecting the Company's higher borrowings under its credit line facility combined with an increase in capital leases in 1999, as more fully discussed in "Liquidity and Capital Resources". Total capitalized equipment and machinery leases were $274,000 at September 30, 1998, a decrease of $69,000 from total capitalized equipment and machinery leases of $343,000 at September 30, 1997.

    Interest income was insignificant for the three months ended
September 30, 1998, as compared to $25,000 for the three months ended
September 30, 1997, reflecting the significantly lower cash balances available for investment between periods.

Nine Months Ended September 30, 1997 and 1998:

Sales:
    Sales were $12,463,000 for the nine months ended September 30, 1998, an increase of 32% from sales of $9,431,000 for the nine months ended September 30, 1997. The $3,032,000 increase in sales was due to a $3,836,000 increase in retail sales offset in part by a $804,000 decrease in promotion sales. For the nine months ended September 30, 1998, promotional sales were $2,646,000, as compared to promotional sales of $3,450,000 in 1997. The decrease in promotion sales in 1998 was due to a multi-regional hockey promotion in 1997 which was non-recurring. The
$1,700,000 reduction in promotion sales resulting from this non-recurring program was partially offset in 1998 by increases in baseball, football and soccer-related promotion sales. Retail sales accounted for all of the increase in aggregate sales during the period, and is expected to continue to account in the future for a greater percentage of aggregate sales. Retail sales were led by increases in baseball, football and basketball of $1,016,000, $1,214,000 and $1,412,000, respectively.


Gross Profit:

    Gross profit was $4,690,000 for the nine months ended September
30, 1998, an increase of 40% from gross profit of $3,355,000 for the nine months ended September 30, 1997. As previously noted, gross profit increased on an absolute basis due to increased sales. Gross margins as a percentage of sales increased from 36% to 38% for the nine months ended
September 30, 1997 and 1998, respectively, reflecting the greater concentration of higher margin retail sales during the period.

Operating Expenses:

    Operating expenses were $4,154,000 for the nine months ended
September 30, 1998, a decrease of 3% from operating expenses of $4,263,000 for the nine months ended September 30, 1997. Operating expenses as a percentage of sales decreased to 33% of sales for the nine months ended September 30, 1998 from 45% of sales for the nine months ended September 30, 1997, as a result of the Company's fixed operating costs being allocated over significantly higher sales volumes.

    Royalties expense was $920,000 for the nine months ended
September 30, 1998, an increase of 63% from royalties expense of $564,000 for the nine months ended September 30, 1997. The increase in royalties expense during this period was the result of significantly higher retail sales as compared to the corresponding period in 1997. Royalties expense as a percentage of sales increased to 7% of sales for the nine months ended September 30, 1998 from 6% of sales for the nine months ended September 30, 1997. The Company anticipates that royalties expense as a percentage of sales in the fourth quarter of 1998, as well as in 1999 should be moderately higher than the percentage realized in the third quarter of 1998 due to expected greater sales from higher royalty-bearing products such as the NFL full-size football and "Rugrats" branded sports ball.

    Marketing expenses were $1,429,000 for the nine months ended
September 30, 1998, a decrease of 11% from marketing expenses of $1,614,000 for the nine months ended September 30, 1997. Marketing expenses as a percentage of sales decreased to 11% of sales for the nine months ended September 30, 1998 from 17% of sales for the nine months ended September 30 1997, as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially higher sales volumes. Marketing expenses on an absolute basis decreased by $185,000 between periods reflecting the Company's efforts to reduce its operating costs through the elimination of less productive sales positions and the reduction in certain discretionary expenses such as travel costs.

    General and administrative expenses were $1,569,000 for the nine months ended September 30, 1998, a decrease of 7% from general and administrative expenses of $1,695,000 for the nine months ended
September 30, 1997. This decrease is a result of several factors, including decreased legal and professional service costs offset in part by higher facility and personnel expenses.

Other Income (Expense):

    Interest expense was $56,000 for the nine months ended September


30, 1998, an increase of 93% from interest expense of $29,000 for the nine months ended September 30, 1997. The increase of $27,000 in interest expense reflects the increase in the amount of the Company's credit line usage during the period.

    Interest income was $9,000 for the nine months ended September
30, 1998, as compared to $80,000 for the nine months ended September 30, 1997. This decrease is due to the Company's average cash balances available for investment being significantly lower during the nine months ended September 30, 1998 as compared to the corresponding prior year period, as more fully explained below.
Liquidity and Capital Resources

Liquidity and Capital Resources

    The Company's net working capital increased by approximately
$713,000 from December 31, 1997 to September 30, 1998, to a net working capital surplus of $4,576,000 at September 30, 1998 from a net working capital surplus of $3,863,000 at December 31, 1997. Cash flow provided by operating activities decreased by $3,975,000 from cash used in operating activities of $1,311,000 for the nine months ended September 30, 1998, to cash provided by operating activities of $2,664,000 for the nine months ended September 30, 1997. The decrease in cash provided by operating activities was principally due to significant increases in both accounts receivable and inventory. The Company's inventories have increased significantly during the nine months ended September 30, 1998, increasing to $3,482,000 from $2,477,000 at December 31, 1997. This increase is due to the increasing contribution of retail sales, which require certain minimum inventory levels to properly service retail customer demand. Additionally, the inventory balance at September 30, 1998 is higher in order to meet a significant retail and promotional sales backlog which will be shipping in the fourth quarter of 1998.

    Cash and equivalents aggregated $21,000 at September 30, 1998, a decrease of $744,000 from cash and equivalents of $765,000 at December
31, 1997. This decrease was due to the use of cash to finance increasing sales which has resulted in a correspondingly higher accounts receivable balance, combined with higher inventory levels to meet increasing retail demand, as previously noted.

    Accounts receivable were $2,946,000 at September 30, 1998, an increase of $1,543,000 from accounts receivable of $1,403,000 at December 31, 1997. This increase was due to significantly higher sales for the quarterly period ended September 30, 1998 as compared to the quarterly period ended December 31, 1997. Contributing also to the increase is a moderate increase in accounts receivable days sales outstanding. This is due to a greater amount of sales being derived from national retail accounts, which typically have payment terms somewhat longer than the Company's traditional terms of 30 days. Given the Company's expectation that a greater percentage of its future sales will be derived from these national retail customers, the Company expects a continued moderate increase in its days sales outstanding in the near term.

    At September 30, 1998, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling
$589,735 in the aggregate through 2000, of which $65,735 is due at various times in 1998. Given the Company's expectation that it will realize operating profits during the fourth quarter of 1998 and future periods, these guaranteed royalties are anticipated to be funded from operations.

    In December 1995, the Company entered into a one year credit agreement with Scripps Bank. This revolving line of credit facility (the
"credit line") in the amount of $1,000,000 is collateralized by assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. In November 1996, the credit line was increased to $2,000,000 and was extended to April 15, 1998, with the same terms. In February 1998, Scripps Bank renewed the credit line in the amount of $1,500,000 expiring on October 15, 1998. The bank also waived the net worth covenant at December 31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line.
In August 1998, the bank increased the credit line to $2,000,000 and extended the maturity to May 15, 1999. There were $700,000 in borrowings under the credit line at September 30, 1998. The Company is evaluating its credit requirements for 1999 based on its sales projections for the 1999 fiscal year.
Discussions will be held with Scripps Bank in the near future regarding the renewal and the size of the credit facility needed to meet the Company's credit requirements. There can be no assurance that the Company will receive an increase in the size of or modification to the terms of the credit line which are acceptable to the Company.

    Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through 1999.

    The Company has prepared a plan to become Year 2000 compliant.   Pursuant
to the Company's Year 2000 plan, the Company is currently evaluating its information technology ("IT") and non-IT computerized systems to assure that the transition to a Year 2000 compliant system will not disrupt the Company's operations.  This evaluation should be completed in the fourth quarter of
1998.  The Company is currently in the process of upgrading its accounting and manufacturing software systems.  The Company expects that the new systems should be Year 2000 compliant.  Given that such upgrade is expected to be completed in the first quarter of 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary.  The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or its financial condition.

    The Company is also evaluating the systems of its key customers and suppliers to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current suppliers are either unable to certify that they will be Year 2000 compliant by early 1999 or unable to give the Company reasonable assurance that Year 2000 issues will have no material adverse impact on their operations, then the Company will review its alternatives with respect to other suppliers. There can be no assurance that the Company will be able to find suppliers that are acceptable to the Company. In the event that its key customers are unable to certify that they will be Year 2000 compliant by early
1999, the Company will be assessing the accounts receivable collection risk of such key customers.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
Securities Litigation Reform Act of 1995:

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the fourth quarter of 1998 and for the 1999 fiscal year, its ability to realize similar profitability in the fourth quarter of 1998 as compared to the third quarter of 1998, overall sales trends, gross margin trends, operating cost trends and cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1999, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1997 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.
































                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits
                    27     Financial Data Schedule

         (b)    Reports on Form 8-K for the three months ended
                 September 30, 1998 - None















































                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  FOTOBALL USA, INC.
                                            -----------------------------
                                                    (Registant)

Dated: November 13, 1998               BY:  /s/ Michael Favish
                                            -----------------------------
                                            Michael Favish
                                            President and Chief Executive
                                            Officer
                                            (Duly Authorized Officer)



Dated: November 13, 1998               BY:  /s/ David G. Forster
                                            -----------------------------
                       	                    David G. Forster
                                            Executive Vice President-
                                            Finance,  Treasurer and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)























                                    18
