Form 10KSB
period 1998-12-31
FOTOBALL USA INC
filed 1999-03-30
CIK 922251

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C.  20549
                               _______________
                                FORM  10-KSB
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the fiscal year ended December 31, 1998
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ________________ to ________________

                        Commission file number: 0-24608
                              ___________________

                              FOTOBALL  USA,  INC.
                              --------------------
                (Name of small business issuer in its charter)

           Delaware                                        33-0614889
    -------------------------                          -----------------
   (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                    identification No.)

                3738 Ruffin Road, San Diego, California     92123
                --------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                   Issuer's telephone number:  (619) 467-9900
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

    The Issuer's revenues for the fiscal year ended December 31, 1998 were $19,147,728.

    The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of March 22, 1999, was $ 7,673,029.

    As of March 22, 1999, the Company had 2,699,242 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Company's Annual
Meeting of Stockholders to be held on May 18, 1999 are incorporated by reference into Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format:  Yes ( )   No (X)

                                    PART I

Item 1.	Description of Business

General

    Fotoball USA, Inc., a Delaware corporation (the "Company"), designs, develops, manufactures and markets high quality custom sports products which are sold in the licensed product retail market through independent manufacturers' representatives and directly to a nationwide network of over 2,000 retailers including Walmart, Footlocker, J.C.
Penney, Kmart, Target, Toys R Us, Modell's, Sears and The Sports
Authority. Additionally, the Company designs, develops and manufactures high quality custom sports and non-sports related products for promotional programs. The Company also sells non-licensed specialty sports products to corporations for resale or promotional use, including sales to amusement park and entertainment related companies. The Company currently holds licenses with Major League Baseball Properties ("MLBP"); the Major League Baseball Players Association ("MLBPA"); the National Association of Professional Baseball Leagues, Inc. (representing professional minor league baseball; collectively, "Professional Baseball"); the National Football League Properties, Inc. and NFL Players Inc. (collectively "NFL"); National Hockey League Enterprises and NHL Players' Association (collectively "NHL"); Major League Soccer ("MLS"); over 300 colleges and universities ("Colleges"); and certain entertainment properties including Nickelodeon's "Rugrats" characters. Pursuant to these licenses, the Company has the right to use, for commercial purposes, the names and logos of sports leagues, teams, colleges and universities and the likenesses of certain sports figures and cartoon characters.

    The Company's business is segregated into two distinct types of customers: its promotions customers, to whom the Company sells custom-designed products directly to companies, and its retail customers which includes both the sale of licensed products directly to mass merchants, sports teams and concessionaires (its "national retail sales" customer) and the sale of non-licensed specialty sports products to amusement park and entertainment related companies for resale and promotional use (its "entertainment" customer).

    The Company's promotions customers, which include large corporations such as General Mills, Castrol, Mastercard and McDonalds, purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of professional sports teams. The Company provides its promotions customers with a wide range of design, product development and manufacturing services. These services include assisting customers in the negotiation of corporate sponsorships with professional sports teams and their associations, in designing and developing promotions and in procuring product licenses and authorizations. The Company is responsible for all phases of production, including creative design, manufacturing, quality control, packaging and shipping.

    The Company's national retail sales represents a customer base of over 2,000 retailers, including selected department stores and mass merchants (including Walmart, Footlocker, J.C. Penney, Kmart, Target, Toys R Us, Modell's, Sears and The Sports Authority), airport and hotel concessionaires (including Paradies, Duty Free Shops, Host Marriott and the Del-Star Group), various licensed sports specialty and sporting goods chains, various consumer catalogs and Professional Baseball stadiums (including all 30 Major League Baseball stadiums and 110 professional minor league baseball stadiums). The Company's entertainment business designs, develops and manufactures specialty sports products for large corporations such as Walt Disney, Planet Hollywood, Warner Bros. and
Six Flags.

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

Products

    The Company offers a variety of custom-imprinted sports and non-sports products across a broad range of price points. The Company currently markets over 500 custom-imprinted sports products with general wholesale prices ranging from $1.95 to $14.95 per item.

    The following is a description of each of the Company's 1999 product lines:

Baseball:

    The Company uses a synthetic leather, official size and weight baseball on which it prints the various images. The baseball product line includes: baseball featuring a players' image and statistics; embroidered baseball;
logo team baseball featuring logos of all 30 Major League Baseball teams; mini-glove and baseball gift sets; specialty baseball including mini-hanging baseball, and inaugural baseball with snake skin design; soft cast vinyl polyester filled baseball licensed by Colleges and Professional Baseball and promotional baseball custom printed and used for promotion.

Football:

    The Company uses a 6.5-inch football with brown synthetic, pebble finish leather on three panels and white synthetic leather on the fourth panel for its miniature football. The Company uses a full-size football constructed of synthetic leather for both retail and promotional sales and a youth size vulcanized rubber football for colleges. The football product line includes: Teamball TM and NFL Player Fotoballr; mini-football featuring NFL team logos and full color images of NFL players; full-size football featuring university or college logos; NFL Souvenir full-size football featuring team and Super Bowl logos and NFL marks produced in limited edition; performance/full-size football featuring color images for specialty retailers such as Walt Disney and WB Sport and promotional full-size and miniature football custom-printed and used for promotions.

Basketball:

    The Company uses a 16-inch circumference basketball with high-grade synthetic leather finish on six panels and white synthetic leather on two panels for its miniature basketballs. The Company uses a full-size basketball constructed of vulcanized rubber for its brand licensed and college product line and a full-size basketball constructed of synthetic leather. The basketball product line includes: University Teamballr made from synthetic leather and both full and youth size vulcanized rubber basketball featuring a full-color image of a university or college logo and nickname; National Basketball Association ("NBA") team logo ball featuring full-color logos of several NBA teams, sold to individual teams for exclusive sale by the respective team within the arena; basketball hoop set with backboard featuring college logos combined with a mini-basketball; performance/full-size basketball featuring full-color images for specialty retailers; and promotional basketball in all sizes made primarily from vulcanized rubber featuring graphic designs of team, college or corporate logos for promotions.

Soccer Ball:

    The Company uses a 16-inch synthetic leather soccer ball for its miniature soccer ball. The Company uses a full-size soccer ball constructed of vulcanized rubber for its brand licensed products. The soccer product line includes: soccer ball featuring MLS team logos, player images and player facsimile autographs; performance/full-size soccer ball featuring color images for specialty retailers; and promotional soccer ball custom-printed and used for promotions.


Hockey Puck:

    The Company uses a hockey puck that is officially licensed with the NHL. The hockey product line includes: team puck featuring NHL team logos, player images and player facsimile autographs packaged in a mini net; chrome puck featuring Chromium GraphicsT process designs on a disk displayed in a hockey net; and college puck featuring a full color image of a university or college logo.

Lapel Pin:

    The Company produces a variety of lapel pin styles including cloisonne, die struck, brass etched and steel for the licensed product retail market, for corporate promotions and to brand licensed retail customers such as Planet Hollywood and Official All Star Cafe. The lapel pin product line includes: MLB Lapel Pin including glow in the dark, flexible and mood lapel pin licensed by MLB, featuring team logos; National
Collegiate Athletic Association ("NCAA") lapel pin for NCAA championship series and Final FourT tournament licensed by the NCAA;
and promotional pin custom manufactured and used for corporate promotions.

Playground Ball:

    The company uses a soft vulcanized rubber ball in various sizes for its entertainment-related licensed products such as for Nickelodeon's "Rugrats" characters. The Company uses a full-size playground ball for its new MLB team logo playground ball featuring all 30 MLB teams.

Softee Ball:

    The Company uses polyester-filled soft synthetic leather for its "softee" sport ball. The softee product line includes a Teamball basketball featuring college and minor league team logos and promotional miniature football and baseball custom printed and used for promotions.

Manufacturing, Supply and Distribution

    Significant portions of all raw materials used in the production of the Company's retail products are purchased from unaffiliated manufacturers in the Far East. An increasingly greater percentage of the Company's retail products are manufactured overseas, requiring only inflation and packaging of the products to be completed at the Company's
San Diego, California facility. Additionally, the majority of the Company's promotions products are manufactured according to Company and customer specifications by these same unaffiliated manufacturers. In 1998, the Company purchased approximately 87% of its raw materials and finished retail and promotions goods from six vendors located in China, with two manufacturers accounting for 77% of total raw materials and finished goods purchased. The imprinting process, which involves the application of an image onto the blank ball, is performed either at the Company's San Diego facility or in China, depending upon the complexity of the printing process required. The complex four-color process is performed exclusively at the San Diego facility and the less sophisticated printing can be performed either at the San Diego facility or in China.
The Company is increasingly shifting the imprinting of its products, including the printing and manufacturing of all vulcanized rubber products and the application of various processes such as debossing and foils, to vendors located in China to capitalize on significantly lower manufacturing costs. The Company's senior management periodically visits its suppliers to supervise the manufacturing of its products and to ensure compliance with the Company's quality control standards and specifications. The Company is not a party to any written contract with any supplier and relies on its long-standing relationships to ensure quality, responsiveness and efficiency. All of the Company's products manufactured abroad are paid for in United States dollars.

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

License Agreements

    The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images on many of its products pursuant to license arrangements with the NFL, Professional Baseball, and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through March
31, 2000. The Company may acquire other licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's material licenses, particularly with the NFL or Professional Baseball could have a material adverse effect on the Company's business. The following is a brief description of the Company's material license arrangements with its licensors:

    The Company was granted by National Football League
Properties, Inc. ("NFLP") the non-exclusive right to utilize on collectible miniature footballs in the United States the names, symbols, designs and colors of the following: "National Football League," "NFL," "NFC,"
"AFC," "Super Bowl," "Pro Bowl," the Member Clubs of the NFL
(including the helmet designs, uniforms, team names, nicknames, identifying slogans and logos and other member club indicia) (the "Team license"), and the names, likenesses, portraits, pictures, photographs, signatures and biographical information of the NFL Quarterback ClubT and its members ("Quarterback Club" license). During 1998 the Company also received from NFLP the right to utilize team and league logos on limited edition, collectible, full-size, synthetic-leather footballs. The terms of the licenses extend through March 31, 2000. The Company is obligated to pay a royalty based on net sales of licensed products subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the NFLP upon acceptable terms at its expiration.

    The Company was granted by the Major League Baseball Players
Association ("MLBPA") the non-exclusive right to utilize on regulation-size baseballs, and mini-gloves sold in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likenesses, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into a commercial agreement with the MLBPA. The term of the license extends through December 31, 1999. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBPA upon acceptable terms at its expiration.

    The Company was granted by Major League Baseball Properties,
Inc. ("MLBP") the non-exclusive right to utilize on regulation-size baseballs, mini gloves, mini leather baseballs, playground balls and certain lapel pins sold in the United States the names, symbols, logos, and other similar or related identification of "MLBP." The term of the license extends through December 31, 1999. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBP upon acceptable terms at its expiration.

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

Other Considerations

    Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. In prior years, the Company's promotions business contributed the largest percentage of the Company's total sales and earnings and as such resulted in significant reliance upon generating promotion sales sufficient to operate profitably. The large increase in the Company's retail business in 1998 reduced the importance of the promotions business in determining the Company's profitability. During the year ended December 31, 1998, 25% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $1,383,000 or 7% of total sales. During the year ended
December 31, 1997, 33% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of approximately $2,438,000 or 20% of total sales. The Company expects the total contribution of promotion sales to aggregate sales will continue to decrease in the future as a result of the continued growth of the Company's retail sales and expanding opportunities, such as within the amusement and entertainment industries.

    Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotions sales.
In 1997, the Company realized gross margins of 36%, excluding a $1,175,000 provision for discontinued and excess inventory. In 1998, the Company realized gross margins of 39%. The increase was primarily due to the greater concentration of higher margin retail sales in 1998 as compared to 1997. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

    Variability of Operating Results; Seasonality; Dependence Upon Baseball Related Sales - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income. This was due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball.
The second factor which in prior years significantly contributed to the variability of the Company's operations was its dependence on promotions business as more fully explained above. The Company realized increasing sales and profitability in each quarter of 1998 primarily due to significant increases in its retail businesses. The Company anticipates that in future periods, retail sales will continue to account for a greater percentage of aggregate sales and therefore less variability of operating results.

Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company and Mr. Favish are discussing an extension of Mr. Favish's employment agreement. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000.

Backlog

    The Company's backlog of orders was $985,000 and $1,570,000 as of March 1, 1998 and 1999, respectively. The 1998 and 1999 backlog represents various corporate promotions and specialty retail orders. The Company's backlog of orders, which is deemed to be in general promotional orders and certain specialty product retail sales, was historically considered a meaningful measure of the Company's future prospects because of the Company's past reliance upon promotional sales to generate operating profits. The contribution of promotion sales to aggregate sales has decreased considerably since 1997. Additionally, retail sales, which are processed within one to four weeks after receipt of an order and are therefore generally not deemed part of the Company's backlog, now account for the majority of the Company's total sales. As such, and given its expectation that retail sales in future periods will continue to represent a greater percentage of the Company's aggregate sales, the backlog will become even less indicative of future revenues or earnings.

Competition and Technological Change

Product

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

    The licensed sports-related product industry differentiates itself from other industries in that the licensors control the extent of competition among licensees and typically do not grant exclusive licenses. Generally, licensors allow vendors to use licensed products under non-exclusive license agreements, and such licensors may license more than one vendor in a particular product line. Although the Company has been successful in obtaining and renewing such licenses, and in being the sole vendor of certain licensed product lines, there can be no assurance that other competitors will not obtain competing licenses to sell the same or similar products in the future. The Company's expansion into recreational vulcanized rubber sports balls and broadened licensed product lines will result in substantially more competition within these product categories due to a greater number of well-established companies, including Franklin Sports Inc., Baden Sports Inc. ("Baden"), Play by Play Inc., and Wilson Sporting Goods Co. The Company also competes directly with Rawlings
Sporting Goods Company, Inc. ("Rawlings") in the team logo baseball business and for certain promotional baseball programs, as noted below.

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

    The domestic promotions business is highly competitive.  The
Company competes frequently with the same companies as in its licensed sports product business, particularly Baden and Rawlings. Additionally, a variety of companies that outsource sports ball products from China do compete against the Company for certain promotional orders. However, the Company believes that its creativity, higher quality and reliable service results in a competitive advantage. The Company's competitors include companies that have significantly greater financial and other resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

    Within its retail business, the Company competes on the basis of its quality photographic imaging and processing, its strong relationships with its licensors, its price points, and the brand equity of the Fotoball name in the marketplace and its use of selected distribution channels for retail products. As previously noted, a significant competitive advantage of the Company is its creative design capabilities, and its ability to reproduce these designs onto high quality products manufactured in China.

Software

    The Company has prepared a plan to become Year 2000 compliant. Pursuant to the Company's Year 2000 plan, the Company is currently evaluating its information technology ("IT") and non-IT computerized systems to assure that the transition to a Year 2000 compliant system will not disrupt the Company's operations. The Company has upgraded its accounting and manufacturing software systems to achieve further productivity and cost improvements.
These new software systems are Year 2000 compliant. The Company has also recently completed the testing of its computer hardware systems, all of which are Year 2000 compliant. The Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before the Year 2000. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or its financial condition.

    The Company is also evaluating the systems of its key customers and suppliers to ensure that these companies are Year 2000 compliant.
The cost of this evaluation is expected to be nominal. In the event that its current suppliers are either unable to certify that they will be Year 2000 compliant by mid 1999 or unable to give the Company reasonable assurance that Year 2000 issues will have no material adverse impact on their operations, then the Company will review its alternatives with respect to other suppliers. There can be no assurance that the Company will be able to find suppliers that are acceptable to the Company. In the event that its key customers are unable to certify that they will be Year 2000 compliant by mid 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

Trademarks, Proprietary Information and Patents

    Fotoball is a registered trademark of the Company. The Company believes that Fotoball is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses brand names, such as Teamball, Fotopuck and Major League Expressions, which are not registered with the U.S. Patent and Trademark Office. The Company considers the Fotoball trademark to be material to its business.

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

    The Company is engaged in a business that could result in possible claims for injury or damage resulting from its products. The Company is not currently, nor has it been in the past, a defendant in any product liability lawsuit. The Company currently maintains product liability insurance coverage in amounts that it believes are adequate. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims.

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

Employees

    As of March 1, 1999, the Company employed 86 persons, all on a full-time basis, including seven in executive positions, seven in sales, six in graphic production, 22 in administrative support positions and 44 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is satisfactory.

Item 2. Description of Property

    The Company's headquarters and warehouses are located in approximately 86,000 square feet of leased space at 3738 Ruffin Road and 4000 Ruffin Road, San Diego, California 92123. The headquarters are leased from an unaffiliated party under a seven-year lease agreement which commenced in April 1994 for a monthly rent increasing incrementally from $8,800 to $18,710, together with certain common area expenses, during the term of the lease. In July 1997, the Company began leasing 23,000 square feet of additional warehousing space from an unaffiliated party under a one-year lease agreement for a monthly rent of $9,913. In May 1998 and March 1999, the Company added 19,000 and
18,000 square feet, respectively, of additional warehousing space at its 4000 Ruffin Road facility. The Company now has approximately 60,000 square feet of warehousing space, which expires in July 2001, including a one-year renewal option at a monthly rent of $26,422. The Company anticipates that its warehouse space will meet its space requirements for the foreseeable future. The Company may need to seek additional office space in the near term as its sales and staffing requirements increase.

Item 3.	Legal Proceedings

    The Company is not a party to any material litigation or legal proceeding, and none of the Company's products has ever been the subject of a safety or quality recall.

Item 4.	Submission of Matters to a Vote of Security Holders

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    Part II

Item 5.	Market for Common Equity and Related Stockholder Matters

    The Company's common stock ("Common Stock") and redeemable Common Stock purchase warrants ("Warrants") are traded over-the-counter on the Nasdaq National Market. The following table sets forth the range of trade prices for the Common Stock and Warrants during the periods indicated and represents inter-dealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not necessarily represent actual transactions.

                         SYMBOL              HIGH            LOW
                         ------              ----            ---
Common Stock:            (FUSA)
  1997
       First Quarter                         $ 6.25         $ 3.88
       Second Quarter                        $ 4.50         $ 2.88
       Third Quarter                         $ 3.38         $ 2.13
       Fourth Quarter                        $ 2.75         $ 1.13

  1998
       First Quarter                         $ 1.75         $ 1.00
       Second Quarter                        $ 3.25         $ 1.38
       Third Quarter                         $ 3.19         $ 1.63
       Fourth Quarter                        $ 3.38         $ 1.88

Warrants:                (FUSAW)
  1997
       First Quarter                         $ 1.88         $ 1.00
       Second Quarter                        $ 1.38         $  .38
       Third Quarter                         $  .75         $  .19
       Fourth Quarter                        $  .47         $  .13

  1998
       First Quarter                         $  .19         $  .06
       Second Quarter                        $  .31         $  .09
       Third Quarter                         $  .50         $  .13
       Fourth Quarter                        $  .34         $  .16


    On March 19, 1999, there were approximately 77 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,286 beneficial owners of the Common Stock.

    The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations for Years Ended December 31, 1997 and 1998:

    The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the years ended December 31, 1997 and 1998:
                                     1997        %        1998       %
                                  -----------    ---   -----------   ---
  Sales                           $12,176,780    100   $19,147,728   100
  Cost of Sales                     8,957,533     74    11,590,631    61
  Gross Profit                      3,219,247     26     7,557,097    39
  Operating Expenses                6,068,092     50     6,448,168    34
  Operating Income (Loss)          (2,848,845)   (23)    1,108,929     6
  Interest Expense                     40,486      1        88,183     1
  Interest Income                      92,399      1        10,128     1
  Income (Loss) Before Income Tax  (2,796,932)   (23)    1,030,874     5
  Income Tax Expense                        -      -       433,000     2
  Net Income (Loss)               $(2,796,932)   (23)  $   597,874     3

Sales:

    Sales were $19,148,000 for the year ended December 31, 1998, an increase of 57% from sales of $12,177,000 for the year ended
December 31, 1997. The $6,971,000 increase in sales was due primarily to an increase in retail sales of $6,389,000, or 81%, as compared to the prior year period.

    Retail sales were $14,307,000 for the year ended December 31, 1998, an increase of 81% from retail sales of $7,917,000 for the year ended December 31, 1997. This increase was due to several factors:
continued expansion of sales to national mass merchants; significant increases in basketball-related sales, primarily from its college vulcanized rubber product line; increasing sales from the Company's expanding product lines such as the full-size NFL football, polyester filled "softee" products and playground balls; an increase in baseball-related sales due in part to the excitement surrounding the breaking of MLB's home run record; and a significant increase in the Company's amusement and entertainment business. The Company realized sales increases of $2,759,000 or 156%, $1,532,000 or 211%, $1,505,000 or 34%, and
$358,000, from its football, basketball, baseball and playground ball product lines, respectively. Several factors support continued retail sales growth in the future, which is expected to result in retail sales accounting for a greater percentage of its total sales. These factors include expanding penetration into national retailers. The number of stores within each retail chain increased in 1998; however, it reflected a small percentage of the national retail chains overall store count. The Company expects the number of stores it services to increase significantly in 1999, continued growth with its amusement and entertainment customers, continued growth from its vulcanized rubber "recreational" sports ball product lines, and the leveraging of existing licensed properties, such as Nickelodeon's "Rugrats" characters, and the addition of new licensed properties.

    Promotions sales in 1998 were $4,841,000, an increase of 14% from promotions sales of $4,260,000 for the year ended December 31, 1997. The increase was due to increases of $1,770,000, or 134%, and $804,000, or 364%, from baseball and football-related promotions sales, offset by a decrease of $1,729,000 or 100%, of hockey-related promotions sales. The Company's promotions business differed in 1998 as compared to prior years in that multi-regional corporate promotional programs accounted for a substantially smaller percentage of aggregate promotions sales. The Company anticipates that in the future its promotions business will represent a smaller percentage of the Company's total sales, given the growth rate of the Company's retail business and the likelihood that fewer multimillion dollar "national" programs will occur in the future.
However, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits through several strategies, including: leveraging its relationships with its licensors, including MLBP, NFL and colleges, to secure promotions with corporations who sponsor these organizations; capitalizing on the success of its amusement/entertainment retail business by pursuing promotional opportunities with these same customers; leveraging current and future licensing rights by using these properties and characters in value-added corporate promotions; and using the Company's expanded line of products to increase promotions with professional and college sports teams.

Gross Profit:

    Gross profit was $7,557,000 for the year ended December 31, 1998, an increase of 135% from gross profit of $3,219,000 for the year ended December 31, 1997, reflecting the substantially higher sales in 1998. Gross margins as a percentage of sales for the year ended

December 31, 1998 increased to 39% from 26% for the prior year period. This increase was due to two factors; the 1997 gross margins reflected the $1,175,000 provision for discontinued and excess inventory, which if excluded would have resulted in gross margins of 36%. Notwithstanding this provision, the increase from 36% to 39% in 1998 reflected the higher percentage of retail sales and the introduction in 1998 of certain very successful higher margin products. The Company expects that gross margins in 1999 should be consistent with the margins realized in 1998.

Operating Expenses:

    The Company's operating expenses were $6,448,000 for the year ended December 31, 1998, an increase of 6% from operating expenses of $6,068,000 for the year ended December 31, 1997. Operating expenses as a percentage of sales decreased to 34% in 1998 from 50% in 1997 due to the fixed component of operating expenses, which in absolute terms where lower than in 1997, being allocated over significantly higher sales. Operating expenses increased in absolute terms due to variable operating expenses such as a significant increase in royalties expense, reflective of the Company's increased retail sales contribution.

    Royalties expenses were $1,569,000 for the year ended December
31, 1998, an increase of 99% from royalties expenses of $788,000 for the year ended December 31, 1997. Royalties expenses as a percentage of sales increased to 8% in 1998 from 6% in 1997. The increase in royalties expenses during this period both in absolute terms and as a percentage of sales in 1998 was due to several factors including a significant increase in sales of higher royalty bearing retail products, such as the NFL full-size football and baseballs commemorating the MLB players participating in 1998's home run race; combined with a greater number of promotions in 1998 as compared to 1997 which were royalty bearing. The Company expects that in absolute terms, royalties expenses will increase in 1999, reflecting the anticipated increase in retail sales and, as a percentage of sales, will remain consistent with 1998. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. Most of the Company's significant licenses expire on December 31, 1999 with the exception of the NFL licenses that expire on March 31, 2000. Although historically the Company's licenses have been renewed by its licensors, and the Company does not anticipate the non-renewal of any of its significant licenses, there can be no assurance that the Company will continue to be able to enter into comparable new licensing agreements.

    Marketing expenses were $2,260,000 for the year ended
December 31, 1998, an increase of 5% from marketing expenses of $2,154,000 for the year ended December 31, 1997. Marketing expenses as a percentage of sales decreased to 12% in 1998 from 18% in 1997, reflecting the absorption of the fixed components of marketing expenses over significantly higher sales volume. Marketing expenses increased by $106,000 due primarily to increases in variable costs such as independent sales commissions and performance bonuses offset by lower sales wages and travel costs. The Company anticipates that marketing expenses should increase in absolute terms in 1999, reflecting increases in variable costs resulting from expected higher sales volumes. Marketing expenses as a percentage of sales in 1999 are expected to be consistent with the percentage realized in 1998.

     General and administrative expenses were $2,301,000 for the year ended December 31, 1998, a decrease of 10% from general and administrative expenses of $2,550,000 for the year ended December 31, 1997. The $249,000 decrease between periods was due in part to significant decreases in professional services and legal fees offset in part by higher personnel and facility costs. The Company incurred higher facility costs to accommodate significantly higher inventory levels and greater packaging and shipping facilities required by its expanding retail business. The Company anticipates that general and administrative expenses for the year ending December 31, 1999 should increase moderately as compared to total general and administrative expenses incurred in 1998.

Other Income (Expense):

    Interest expense was $88,000 for the year ended December 31, 1998, an increase of 120% from interest expense of $40,000 for the year ended December 31, 1997. The Company anticipates that interest expense in future periods will continue to increase reflecting increased borrowing from the Company's revolving line of credit and additional capital lease purchases as more fully explained in "Liquidity and Capital Resources" below.

    Interest income was $10,000 for the year ended December 31, 1998 as compared to $92,000 for the year ended December 31, 1997. This decrease is due to the Company's average cash balances available for investment being substantially lower during 1998 as compared to 1997. The Company anticipates that interest income in 1999 will continue to be insignificant.

Income Tax Expense:

    Income tax expense of $433,000 was recorded for the year ended
December 31, 1998. There was no income tax expense (benefit) for the year ended December 31, 1997 due to the 1997 operating loss. No benefit for these 1997 operating loss and deferred expenses were recognized in 1997 or 1998 due to the uncertainty as to the future realizability of these deferred assets in future periods. No other valuation allowances were deemed necessary as all deductible temporary differences created prior to 1997 are expected to be utilized from the generation of future taxable income. Based upon the net income realized in 1998, and the expectation of continuing increases in its retail business, it is probable that future taxable income will be sufficient to realize the $90,000 net deferred tax asset balance at December 31, 1998, on future tax returns. However, historically the Company has experienced significant variability in its operating results. As a result, significant uncertainty exists as to the realizability of the $1,181,000 of gross deferred tax assets available as of December 31, 1998. Due to this uncertainty, the Company has established a valuation allowance to the extent of the $1,181,000 of gross deferred tax assets.

Liquidity and Capital Resources

    The Company's net working capital increased by $1,021,000 from December 31, 1997 to December 31, 1998, to a net working capital surplus of $4,884,000 at December 31, 1998 from a net working capital surplus of $3,863,000 at December 31, 1997. Cash flow from operations decreased by $3,067,000 from cash provided by operations of $2,128,000 for the year ended December 31, 1997 to cash used in operations of $939,000 for the year ended December 31, 1998. This decrease was primarily the result of significant increases in both account receivable and inventories reflecting the significant increase in annual sales and, in particular, the 143% increase in sales during the fourth quarter of 1998 as compared to the prior year period.

     Cash and equivalents aggregated $8,000 at December 31, 1998, a decrease of $757,000 from cash and equivalents of $765,000 at December 31, 1997. This decrease is primarily due to the significant increase in accounts
receivable and inventories as previously noted.   The Company's inventory
increased by approximately $962,000 to $3,439,000. The Company's expanding retail product lines, including rubber sports balls, will require the Company, in the future, to maintain these higher inventory levels. The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment. During 1998, the Company acquired fixed assets for an aggregate purchase price of approximately $244,000, including production machinery, office and computer equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $400,000, which will be used to purchase additional product molds, production machinery, and office and computer equipment.

    At December 31, 1998, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $637,000 in the aggregate through 2000, of which $622,000 is due at various times in 1999. Based upon the net income realized by the Company in 1998 and the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

    In December 1998, the Company amended and renewed a one-year credit agreement with Scripps Bank. This revolving line of credit facility (the "credit line") in the amount of $3,500,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The credit line expires April 15, 2000. The availability under the credit line during 1997 and 1998 was $2,000,000 and $1,500,000, respectively. In
February 1998, Scripps Bank waived the net worth covenant at December
31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line. There were no borrowings under the credit line at December 31, 1997. At December 31, 1998, outstanding borrowings under the credit line totaled $400,000.

    The Company has a $3,000,000 line of credit facility (the
"facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of December 31, 1998.

    Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 1999.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
 Securities Litigation Reform Act of 1995:

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1999, overall sales, gross margin, and operating expense trends, the Company's expectations as to funding its capital expenditures and operations during 1999, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

1999 Outlook

    Looking forward to 1999, the Company expects continued improvement over fiscal year 1998 results. During the past several years, the Company's retail business has consistently grown in excess of 25% per year. In 1998, the Company's retail sales increased by 81%, driven primarily by growth in national account sales and entertainment/amusement-related sales. The Company's ability to exceed its historical retail sales growth rate of 25% per year will be dependent upon several factors including: continued expansion and penetration into national mass merchants; continued growth of its rubber sports ball product line; increasing sales with its amusement park and entertainment related customers; and the leveraging of existing licensed properties and the addition of new licensed properties. Retail sales in 1999 are anticipated to represent a similar percentage of total sales as compared to 1998, and should continue to contribute to reducing the variability of the Company's sales and earnings in future periods. Historically, the Company was reliant upon its promotions business to add sufficient sales to generate operating profits. The Company anticipates that by early
1999, its retail sales should be sufficient to absorb the Company's operating costs. The Company will continue to aggressively pursue the growth of its promotions business, focusing on leveraging its sports league relationships to secure promotions from their corporate sponsors. Given the inherent variability of the promotions business, it is difficult to project the extent of future promotions. However, based on the Company's current discussions and prospects to date, the Company expects moderate growth in its promotions business in 1999.

    The Company was successful in 1998 in reducing its operating costs and improving efficiencies. The Company expects only moderate increases in its fixed costs and expects higher variable costs such as royalties expense, commissions and other direct selling expenses to increase in absolute terms as a result of higher sales. The Company anticipates, however, that net margins, as a percentage of sales, will improve in 1999 as compared to 1998.

    The ability of the Company to continue to realize increased sales and earnings in 1999 and future periods is dependent upon in large measure its ability to realize continued growth in its retail businesses, continue to expand its promotions business through customer and product diversification, maintain or increase its gross margins, and control its overall cost structure. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

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

    * the effectiveness of the independent sales representative organizations to expand the breadth of the Company's customer base and significantly increase sales

    * the ability of the Company to effectively compete in highly competitive industries such as recreational sports balls and polyester filled "softee" or plush products

    * the ability to increase its overall gross margins, or its inability to maintain the higher level of gross margins realized from its sports related products

    * the ability to expand its customer base, particularly in its promotions business, and decrease its concentration of sales among a few significant customers

    * the employment and retention of high producing sales staff

    * the ability to source products from China at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs

    * continued rapid growth in the popularity of licensed sports products

    * potential impact on operating margins resulting from an expansion of the Company's cost infrastructure at a rate that exceeds its growth in sales and gross margins

    * the ability to effectively meet customer demands regarding timely delivery and order fulfillment

    * the popularity of current or future licensing properties and the ability of the Company to leverage these properties to produce sales and earnings.

     These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

Item 7. Financial Statements

    Reference is made to the Financial Statements referred to in the accompanying index setting forth the financial statements of Fotoball
USA, Inc., together with the report, dated February 5, 1999, of Hollander, Lumer & Co. LLP, the Company's independent auditors.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

    None.

                                   Part III

Item 9.	Directors and Executive Officers of the Registrant

    The following table sets forth certain information as of March 15, 1999 concerning the executive officers and directors of the Company:

NAME                          AGE            POSITION
----                          ---            --------
Salvatore T. DiMascio 1,2      59      Director
Michael Favish                 50      President, Chief Executive Officer and
                                        Director
Nicholas A. Giordano 2         56      Director
Joel K. Rubenstein 1           62      Director
David G. Forster               39      Executive Vice President, Finance,
                                        Treasurer and Chief Financial Officer
Carl E. Francis                40      Senior Vice President, Sales and
                                        Marketing
Karen M. Betro                 48      Vice President, Operations
Jon D. Schneider               31      Vice President, Marketing, Team Business
Steve B. Katzke                32      Vice President, Specialty Sales and
                                        Marketing
---------
1.  Member of compensation committee
2.  Member of audit committee

    Salvatore T. DiMascio has served as a director of the Company since August 1997. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, Inc., a management and investment firm.
 Additionally, from 1994 to 1997, Mr. DiMascio was Executive Vice President of Anchor Gaming, Inc., a public gaming company. From 1978 to 1986, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation, a public manufacturer of health and beauty products. Mr. DiMascio's previous business experience includes Audit Manager with Arthur Young & Co., a national CPA firm, and as Controller of Revlon Inc. Mr. DiMascio is currently serving on the Board of Directors of U.S. Communications Inc., H.E.R.C. Products Inc., and Colorado Casino Resort Inc., all of which are publicly-held corporations.

    Michael Favish has served as President and a director of the Company since his founding of the Company in December 1988 and as President, Chief Executive Officer and a director of the Company since March 1994. Mr. Favish has over 26 years of product design, manufacturing and sourcing experience and has established strategic international sourcing alliances.

    Nicholas A. Giordano has served as a director of the Company since July 1998. In July 1998, Mr. Giordano was appointed interim President of LaSalle University for a one-year term. From late 1997 through 1998, Mr. Giordano was a consultant for financial service organizations. Additionally, from 1971 through August 1997, Mr.
Giordano held various positions at The Philadelphia Stock Exchange, including from 1981 to 1997 as President and Chief Executive Officer.
He also served as Chairman of the Board of the exchange's two subsidiaries: Stock Clearing Corporation of Philadelphia and Philadelphia Depository Trust Company. Mr. Giordano's previous business experience includes serving as Chief Financial Officer at two brokerage firms (1968-1971) and as a Certified Public Accountant at Price Waterhouse (1965-1971).

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

Item 10. Executive Compensation

    The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 11 is incorporated herein by reference to the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

    The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K

    (A). Exhibits
    EXHIBIT
    NUMBER                               DESCRIPTION
    ------                               -----------
    1.1(P) Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2 (File No. 33-80508) (the "Form SB-2")).

    3.1(2) (P)      Amended and Restated Certificate of Incorporation of
                    Fotoball USA, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.1(2) of the Registration
                    Statement on Form SB-2).

    3.2(2) (P)      Amended and Restated By-laws of Fotoball USA, Inc., a
                    Delaware corporation (incorporated herein by reference to Exhibit 3.2(2) of the Form SB-2).

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

    4.5(4) Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Form 8-A).

    10.1(1)         License Agreement with Major League Baseball
                    Properties, Inc., dated May 14, 1997. (incorporated herein by reference to Exhibit 10.1(1) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (the
                    "1997 Form 10-KSB")).

    10.1(2)         Amended License Agreement with Major League
                    Baseball Properties, Inc., dated December 11, 1998.

    10.1(3) License Agreement with Major League Baseball Players Association dated March 29, 1997. (incorporated herein by reference to Exhibit 10.1(3) of the 1997 Form 10-KSB).

    10.1(4) License Agreement with National Football League Properties, Inc., dated April 14, 1998.

    10.3(5)* Stock Option Agreement dated January 30, 1998 with Salvatore T. DiMascio (incorporated herein by reference to Exhibit 10.3(5) of the 1997 Form 10-KSB).

    10.3(6)* 1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 4.1 of the Form S-8 filed on July 23, 1998).

    10.3(7)* Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 of the Form S-8 filed on July 23, 1998).

    10.4(1)*(P)     Form of Employment Agreement with Michael
                    Favish (incorporated herein by reference to Exhibit
                    10.4(1) of the Form SB-2).

    10.4(3)* Settlement Agreement and Mutual General Release dated October 1, 1997 with Fred S. Ostern
                    (incorporated herein by reference to Exhibit 10.4(3) of the 1997 Form 10-KSB).

    10.4(9)         Consulting Agreement with ADR Management Group
                    Ltd. dated August 11, 1997 (incorporated herein by reference to Exhibit 10.4(9) of the 1997 Form 10-KSB).

    10.4(10)        Stock Option Agreement dated August 11, 1997 with
                    ADR Management Group Ltd. (incorporated herein by reference to Exhibit 10.4(10) of the 1997 Form 10-KSB).

    10.5(P) Lease, dated February 4, 1994, by and between the Company and George and Marcel Jach, with respect to 3738 Ruffin Road, San Diego,
                    California (incorporated herein by reference to Exhibit 10.5 of the Form SB-2).

    10.5(1) Sublease, dated June 19, 1997 by and between the Company and General Textiles, with respect to 4000 Ruffin Road, San Diego, California
                    (incorporated herein by reference to Exhibit 10.5(1) of the 1997 Form 10-KSB).

    10.5(2) Second and Third Amendment dated June 1, 1998, and September 29, 1998, respectively, to sublease between the Company and General Textiles, with respect to 4000 Ruffin Road, San Diego, California.

    10.9(2) Merrill Lynch International Bank Limited irrevocable stand-by letter of credit dated December 1, 1995 (incorporated herein by reference to Exhibit 10.9(2) of the Form SB-2).

    10.10 Revolving Credit Agreement dated November 13, 1996 between Fotoball USA, Inc., and Scripps Bank
                    (incorporated herein by reference to Exhibit
                    10.10(1) of the Form SB-2).

    10.10(1) Amended Revolving Credit Agreement dated February 19, 1998 between Fotoball USA, Inc., and Scripps Bank (incorporated herein by reference to Exhibit 10.10(1) of the 1997 Form 10-KSB).

    10.10(2)        Amended Revolving Credit Agreement dated December
                    28, 1998 between Fotoball USA, Inc., and Scripps Bank.

    11              Statement re: computation of per share earnings.

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

    (B). Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

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

                                               Fotoball USA, Inc.
                                               ------------------
                                                  (Registrant)

Dated: March 30, 1999              By:  /s/ Michael Favish
                                        --------------------------------
                                        Michael Favish
                                        President and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 1999              By:  /s/ Michael Favish
                                        --------------------------------
                                        Michael Favish
                                        President and Chief Executive Officer

Dated: March 30, 1999              By:  /s/ David G. Forster
                                        --------------------------------
                                        David G. Forster
                                        Executive Vice President - Finance and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

Dated: March 30, 1999              By:  /s/ Salvatore T. DiMascio
                                        --------------------------------
                                        Salvatore T. DiMascio
                                        Director

Dated: March 30, 1999              By:  /s/ Nicholas A. Giordano
                                        --------------------------------
                                        Nicholas A. Giordano
                                        Director

Dated: March 30, 1999              By:  /s/ Joel K. Rubenstein
                                        --------------------------------
                                        Joel K. Rubenstein
                                        Director

    EXHIBIT
    NUMBER                         DESCRIPTION
    -------                        -----------
    10.1(2) Amended License Agreement with Major League Baseball Properties, Inc. dated December 11, 1998.

    10.1(4) License Agreement with National Football League Properties, Inc., dated April 14, 1998.

    10.5(2) Second and Third Amendment dated June 1, 1998 and September 29, 1998, respectively to sublease between the Company and General Textiles, with respect to 4000 Ruffin Road, San Diego, California.

    10.10(2) Amended Revolving Credit Agreement dated December 28, 1998 between Fotoball USA, Inc., and Scripps Bank.

    11              Statement re: computation of per share earnings.

    21              Subsidiaries of the Company.

    27              Financial data schedule.

                                FOTOBALL USA, INC.
                          INDEX TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


    Report of Independent Auditors                          F-1

    Balance Sheets at December 31, 1997 and 1998            F-2

    Statements of Operations for the years ended
     December 31, 1997 and 1998                             F-3

    Statement of Stockholders' Equity for the
     years ended December 31, 1997 and 1998                 F-4

    Statements of Cash Flows for the years
     ended December 31, 1997 and 1998                       F-5

    Notes to Financial Statements                           F-6

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
FOTOBALL USA, INC.

We have audited the accompanying balance sheets of FOTOBALL USA, INC. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 1997 and 1998, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       HOLLANDER, LUMER & CO. LLP

Los Angeles, California
February 5, 1999

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1998

                                                   1997            1998
                                    ASSETS     -----------     -----------
CURRENT ASSETS
  Cash and equivalents                         $   764,855     $     8,498
  Accounts receivable less allowances of
   $147,000 in 1998 and $151,000 in 1997         1,402,607       3,041,633
  Inventories                                    2,476,815       3,438,552
  Prepaid expenses and other                       148,855         157,608
  Deferred income taxes                            150,000          90,000
                                               -----------     -----------
    TOTAL CURRENT ASSETS                         4,943,132       6,736,291
                                               -----------     -----------
PROPERTY AND EQUIPMENT, net                      1,217,892       1,126,551
                                               -----------     -----------
OTHER ASSETS
  Deferred income taxes                            301,000              --
  Deposits and other                               115,382          31,767
                                               -----------     -----------
    TOTAL OTHER ASSETS                             416,382          31,767
                                               -----------     -----------
                                               $ 6,577,406     $ 7,894,609
                                               ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank                         $        --     $   400,000
  Current portion of capital leases                 90,182          95,970
  Accounts payable and accrued expenses            789,388       1,315,831
  Settlement liability                             200,000              --
  Income taxes payable                                  --          39,800
                                               -----------     -----------
    TOTAL CURRENT LIABILITIES                    1,079,570       1,851,601
CAPITAL LEASES, net of current portion             229,930         154,503
                                               -----------     -----------
    TOTAL LIABILITIES                            1,309,500       2,006,104
                                               -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    authorized-1,000,000 shares; issued and
    outstanding-none
  Common stock, $.01 par value;
    authorized - 15,000,000 shares;
    issued and outstanding - 2,699,242
    shares in 1998 and 2,676,742 shares
    in 1997                                         26,767          26,992
  Additional paid-in capital                     8,568,494       8,590,994
  Accumulated deficit                           (3,327,355)     (2,729,481)
                                               -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                   5,267,906       5,888,505
                                               -----------     -----------
                                               $ 6,577,406     $ 7,894,609
                                               ===========     ===========
       The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                   1997            1998
                                               -----------     -----------
SALES                                          $12,176,780     $19,147,728
COST OF SALES                                    8,957,533      11,590,631
                                               -----------     -----------
    GROSS PROFIT                                 3,219,247       7,557,097
                                               -----------     -----------
OPERATING EXPENSES
  Royalties                                        787,634       1,568,909
  Marketing                                      2,154,023       2,259,680
  General and administrative                     2,550,040       2,300,536
  Depreciation and amortization                    366,395         319,043
  Settlement cost                                  210,000              --
                                               -----------     -----------
    TOTAL OPERATING EXPENSES                     6,068,092       6,448,168
                                               -----------     -----------
    INCOME (LOSS) BEFORE
     OTHER INCOME (EXPENSE)                     (2,848,845)      1,108,929
                                               -----------     -----------
OTHER INCOME (EXPENSE)
  Interest expense                                 (40,486)        (88,183)
  Interest income                                   92,399          10,128
                                               -----------     -----------
    TOTAL OTHER INCOME (EXPENSE)                    51,913         (78,055)
                                               -----------     -----------
    INCOME (LOSS) BEFORE INCOME TAX             (2,796,932)      1,030,874

    INCOME TAX EXPENSE                                  --         433,000
                                               -----------     -----------
NET INCOME (LOSS)                              $(2,796,932)    $   597,874
                                               ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    BASIC                                        2,676,742       2,694,242
                                               ===========     ===========
    DILUTED                                      2,676,742       2,774,170
                                               ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                      $     (1.04)    $       .22
                                               ===========     ===========
    DILUTED                                    $     (1.04)    $       .22
                                               ===========     ===========






       The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1998

                                Common Stock         Additional
                            ---------------------      Paid-in      Accumulated
                              Shares      Amount       Capital        Deficit
    Total
                            ----------   ---------   -----------   ------------
------------
BALANCE, December 31, 1996   2,676,742   $  26,767   $ 8,562,194   $   (530,423)
 $  8,058,538

Stock-based compensation
 expense                                                   6,300
        6,300

Net loss                                                             (2,796,932)
   (2,796,932)
                            ----------   ---------   -----------   ------------
  ------------
BALANCE, December 31, 1997   2,676,742      26,767     8,568,494     (3,327,355)
    5,267,906

Stock-based compensation
 expense                                                   9,900
        9,900

Exercise of stock options       22,500         225        12,600
       12,825

Net income                                                              597,874
      597,874
                            ----------   ---------    -----------   -----------
  -----------
BALANCE, December 31, 1998   2,699,242   $  26,992    $ 8,590,994   $(2,729,481)
  $ 5,888,505
                            ==========   =========    ===========   ===========
  ===========

       The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                           STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                      1997            1998
                                                  ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (2,796,932)   $    597,874
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
    Provision for discontinued and
     excess inventory                                1,145,720              --
    Depreciation and amortization of
     property and equipment                            403,977         335,381
    Amortization of stock compensation expense           6,300           9,900
  Changes in operating assets and liabilities:
    Accounts receivable                              5,967,010      (1,639,026)
    Inventories                                     (1,541,329)       (961,737)
    Prepaid expenses and other                          27,431          (8,753)
    Deferred income taxes                                   --         361,000
    Accounts payable and accrued expenses           (1,164,718)        526,443
    Income taxes payable                              (119,200)         39,800
    Settlement liability                               200,000        (200,000)
                                                  ------------     -----------
        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                        2,128,259        (939,118)
                                                  ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                  (383,717)       (215,888)
  (Increase) decrease in long-term deposits            (59,933)         83,615
                                                  ------------     -----------
        NET CASH USED IN INVESTING ACTIVITIES         (443,650)       (132,273)
                                                  ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations               (76,308)        (97,791)
  Borrowings (repayments) under revolving
   line of credit                                   (1,825,000)        400,000
  Proceeds from exercise of stock options                   --          12,825
                                                  ------------     -----------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                       (1,901,308)        315,034
                                                  ------------     -----------
NET DECREASE IN CASH AND EQUIVALENTS                  (216,699)       (756,357)
CASH AND EQUIVALENTS, Beginning of period              981,554         764,855
                                                  ------------     -----------
CASH AND EQUIVALENTS, End of period               $    764,855     $     8,498
                                                  ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                                   $     40,486     $    83,149
  Income taxes paid                               $    121,516     $        --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Equipment acquired under capital leases         $    198,930     $    28,152

       The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Nature of Operations - The Company designs, develops, manufactures and markets high quality custom sports products which are sold in the licensed product retail market through independent manufacturers' representatives and directly to a nationwide network of over 2,000 retailers including Walmart, Footlocker, J.C. Penney, Kmart, Target,
Toys R Us, Modell's, Sears and The Sports Authority. Additionally, the
Company designs, develops and manufactures high quality custom sports and non-sports related products for promotional programs. The Company also provides non-licensed specialty sports products to corporations for resale or promotional use, including sales to amusement park and entertainment related companies. The Company currently holds licenses with Major League Baseball Properties ("MLBP"); the Major League
Baseball Players Association ("MLBPA"); the National Association of
Professional Baseball Leagues, Inc. (representing professional minor league baseball; collectively, "Professional Baseball"); the National Football
League Properties, Inc. and NFL Players Inc. (collectively "NFL"); National
Hockey League Enterprises and NHL Players' Association (collectively
"NHL"); Major League Soccer ("MLS"); over 300 colleges and universities
("Colleges") and certain entertainment-related licenses including
Nickelodeon's "Rugrats" characters.

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

Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of customers to which the Company's retail products are sold, as well as their dispersion across geographic areas. Additionally, a significant percentage of the Company's retail and promotions sales are sold to Fortune 500 companies. At
December 31, 1997 and 1998, two separate Fortune 500 companies accounted for 22% and 10% of total accounts receivable, respectively, which were collected in subsequent periods.

Inventories - Inventories have been valued at the lower of cost (first-in, first-out)or market.


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

Revenue Recognition - Sales of goods manufactured domestically are recognized when such goods are shipped from the Company's manufacturing facility. Sales of imported goods which are drop shipped directly to the customer are recognized at the time shipments are received at the customer's designated location. Consignment sales, which are generally not significant, are recorded net of an estimated allowance for returns, which are periodically reviewed and adjusted as necessary.

Net Income (Loss) per Common Share - The FASB issued statement No.
128, "Earnings per Share", requiring its adoption effective for the Company's fiscal year ended December 31, 1997. FAS No. 128 simplifies the computation of EPS by requiring companies with complex capital structures to report basic EPS instead of primary EPS, and replaces fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the number of common shares outstanding increased by exercisable or convertible securities. Diluted EPS was the same as basic
EPS in 1997 as a result of the loss from continuing operations. The dilutive effect of rights to purchase preferred or common shares under the Company's Stockholder Rights Plan (Note 8) and from the Company's redeemable common stock purchase warrants have not been included in weighted average share amounts as the conditions necessary to cause these rights and warrants to be exercised were not met.


                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

Reclassifications - Certain 1997 balances have been reclassified to conform with the current year's presentation.

Segment Information - As of January 1, 1998, the Company adopted
Statement of Financial Accounting Standards No. 131, "Disclosures about
Segments of an Enterprise and Related Information", (SFAS No. 131) issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The
Company has one operating segment, the sale of custom sports products to two economically similar customer bases - retail and promotions customers.
These customers have similar characteristics in the nature of products sold, production processes, and methods of distribution. As such, the Company's financial statements reflect this one operating segment and no additional segment information has been provided.

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

Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with the NFL, Professional Baseball, and, to a lesser extent, Colleges. The Company's licensing arrangements expire at various times through March 31, 2000. The following table summarizes, in descending order of 1998 revenue contribution, the Company's significant license agreements and their terms:

    Licensor          Product           Term                Expiration Date
    --------          --------    --------------------      -----------------
    NFL Team Logo     Football    2 years                   March 31, 2000
    MLBPA             Baseball    1 year (2 year option)    December 31, 1999
    MLBP              Baseball    3 years                   December 31, 1999

The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's licenses, particularly with the NFL or Professional Baseball could have a material adverse effect on the Company's business.


                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. In prior years, the Company's promotions business contributed the largest percentage of the Company's total sales and earnings and as such resulted in significant reliance upon generating promotion sales sufficient to operate profitably. The large increase in the Company's retail business in 1998 reduced the importance of the promotions business in determining the Company's profitability. During the year ended December 31, 1998, 25% of the Company's sales was derived from promotions, of which one customer accounted for aggregate sales of $1,383,000 or 7% of total sales. During the year ended December 31, 1997, 33% of the Company's sales was derived from promotions of which one customer accounted for aggregate sales of approximately $2,438,000 or 20% of total sales.

Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. In
1997, the Company realized gross margins of 36%, excluding a $1,175,000 provision for discontinued and excess inventory. In 1998, the Company realized gross margins of 39%. The increase was primarily due to the greater concentration of higher margin retail sales in 1998 as compared to 1997. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The type of product sold, the size of the promotion and extent of competition also create variability in realized gross margins.

Variability of Operating Results; Seasonality; Dependence Upon Baseball
Related Sales - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income.  This was due in part to the seasonality of its licensed sports product business combined with a significant concentration of its business from baseball. The second factor which in prior years significantly contributed to the variability of the
Company's operations was its dependence on promotions business as more
fully explained above.   The Company realized increasing sales and
profitability in each quarter of 1998 primarily due to significant increases in its retail businesses.

Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief
Executive Officer. Mr. Favish has entered into a five-year employment agreement with the Company, commencing on August 11, 1994, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company and Mr. Favish are discussing an extension of Mr. Favish's employment agreement. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000.

Dependence on Suppliers - In 1998, the Company purchased approximately
87% of its raw materials and finished retail and promotions goods,


                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 77% of total raw materials and finished goods purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty.

3.	INVENTORIES

Inventories consisted of the following at December 31, 1997 and 1998:

                                                    1997            1998
                                                ------------     -----------
            Finished goods                      $    808,407     $ 1,700,148
            Raw material                           1,668,408       1,738,404
                                                ------------     -----------
                                                $  2,476,815     $ 3,438,552
                                                ============     ===========

The Company recognized an allowance for discontinued and excess inventory of $1,145,720 in 1997 resulting from the write off of the Company's Fototire product. This adjustment was charged to cost of sales for the year ended December 31, 1997.

4.	PROPERTY AND EQUIPMENT

Property and equipment, inclusive of machinery and equipment under capital leases (see Note 7), consisted of the following at December 31, 1997 and 1998:

                                                    1997            1998
                                                ------------     -----------
            Office equipment                    $    771,301     $   947,239
            Show exhibits                            182,953         195,543
            Molds                                    214,185         214,185
            Machinery and equipment                  741,803         797,315
            Leasehold improvements                   379,154         379,154
                                                ------------     -----------
                                                   2,289,396       2,533,436
                Less: accumulated depreciation
                 and amortization                 (1,071,504)     (1,406,885)
                                                ------------     -----------
                                                $  1,217,892     $ 1,126,551
                                                ============     ===========



                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

The Company recognized an impairment loss of $110,000 resulting from the impairment of the tire molds related to its Fototire product which was charged to depreciation and amortization expense for the year ended
December 31, 1997.

5.  LINES OF CREDIT

In December 1998, the Company amended and renewed a one year credit agreement with Scripps Bank. This revolving line of credit facility (the
"credit line") in the amount of $3,500,000 is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus 8.75% at December 31, 1998. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The credit line expires April 15, 2000. The availability under the credit line during 1997 and 1998 was $2,000,000 and $1,500,000, respectively. In
February 1998, Scripps Bank waived the net worth covenant at December 31, 1997 and reduced the working capital requirements and modified the borrowing base formula on the new credit line. There were no borrowings under the credit line at December 31, 1997. At December 31, 1998, outstanding borrowings under the credit line totaled $400,000.

The Company has a $3,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select.
Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of December 31, 1998.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 1997 and 1998:

                                                    1997            1998
                                                ------------     -----------
            Accounts payable                    $    527,093     $   859,895
            Accrued payroll and related               67,355          93,750
            Accrued commissions and bonuses           15,000         124,700
            Royalties payable                         69,901          35,795
            Customer deposits                         17,176          72,972
            Other                                     92,863         128,719
                                                ------------     -----------
                                                $    789,388     $ 1,315,831
                                                ============     ===========




                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

7.	COMMITMENTS AND CONTINGENCIES

Royalties - At December 31, 1998, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $637,275 through 2000 as follows:

            YEARS ENDING DECEMBER 31,
            -------------------------
                     1999                      $   621,775
                     2000                           15,500
                                               -----------
                                               $   637,275
                                               ===========

Capital Leases - The Company is obligated under various capital leases that expire at various dates through September 2002. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 1998:


            YEARS ENDING DECEMBER 31,
            -------------------------
                     1999                                        $ 119,012
                     2000                                           95,252
                     2001                                           59,739
                     2002                                           17,422
                                                                 ---------
             Total minimum lease payments                          291,425
                Less interest component                            (40,952)
                                                                 ---------
             Present value of net minimum lease payments           250,473
                Less current portion of capital leases             (95,970)
                                                                 ---------
             Capital leases, net of current portion              $ 154,503
                                                                 =========

Included in property and equipment above at December 31, 1997 and 1998
(see Note 4) is the following property and equipment acquired under capital leases:

                                                    1997            1998
                                                ------------     -----------
            Machinery and equipment             $    332,252     $   360,402
            Office equipment                         145,011          84,801
            Less accumulated amortization           (122,487)       (159,891)
                                                ------------     -----------
                                                $    354,776     $   285,312
                                                ============     ===========

Amortization of capitalized leases is included in depreciation and amortization expense.


                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

The Company leases certain machinery, equipment and office and warehouse facilities under operating leases, of which one of the facilities leases' includes a cost escalation clause, and all expire on various dates through 2001. Total rental expense charged to operations was $386,000 in 1997 and $480,000 in 1998. At December 31, 1998, the minimum future rental commitments undernoncancellable leases payable over the remaining lives of the leases are:

                                                          MINIMUM FUTURE
            YEARS ENDING DECEMBER 31,                   RENTAL COMMITMENTS
            -------------------------                   -------------------
                     1999                                   $  518,155
                     2000                                      394,503
                     2001                                       74,840
                                                            ----------
                                                            $  987,498
                                                            ==========

Settlement Cost - The Company was a defendant in an action brought in San
Diego County, California Superior Court on March 14, 1997 by Fred S.
Ostern, the Company's former Vice President-Marketing. The complaint alleged that the Company breached the employment agreement between the Company and Mr. Ostern by failing to pay Mr. Ostern the entire amount of the annual cash bonus for 1996 in accordance with the provisions of his employment agreement. On October 1, 1997, the Company entered into a settlement agreement with Mr. Ostern whereby the Company agreed to pay a corporation wholly owned by Mr. Ostern the aggregate sum of $350,000, consisting of three monthly payments of $50,000 beginning October 1, 1997, and the remaining $200,000 being due and payable in twelve monthly payments of $16,667 during 1998. In consideration of the settlement amount, the parties mutually agreed that Mr. Ostern's employment with the Company be terminated. Mr. Ostern also agreed to certain non-solicitation and non-competition provisions through December 31, 1998. At December 31, 1998, the entire settlement amount had been paid to Mr. Ostern.

Threatened Litigation - In October 1997, Chevron U.S.A., Inc. ("Chevron") filed and subsequently dismissed without prejudice a claim for breach of contract against the Company arising from the 1996 toy car promotions.
There has been no correspondence between the Company and Chevron since
July 1998. The Company vigorously denies any wrongdoing and believes it has substantial meritorious defenses if the matter is pursued by Chevron.
While the effect if any, on future financial results is not subject to reasonable estimation because considerable uncertainty exists, any unfavorable outcome could materially affect the financial position of the Company.

8.	STOCKHOLDERS' EQUITY

Public Offering - In connection with the Company's initial public offering in 1994, the Company sold to the underwriter, for an aggregate of $55, a warrant to purchase up to 110,000 Units. Each Unit consisted of one share of common stock and one redeemable common stock purchase ("Warrant") exercisable at $6.50


                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

per share during the four year period commencing August 11, 1995. The underwriter's Warrant is exercisable initially at $9.90 per Unit (165% of the Offering price per Unit) for a period of four years commencing August 11, 1995. On January 31, 1997, the Company elected to register the underwriter's
Warrant by filing a Form S-3 Registration Statement, which was subsequently declared effective by the Securities and Exchange Commission on February 7, 1997. In addition to the Warrant issued to the underwriter, the Company, through its unit offering, issued to public investors a total of 1,301,673 Warrants. Each Warrant entitles the holder to purchase one share of Common Stock for $6.50, during the four-year period commencing one year from the date of the Company's unit offering on August 11, 1994. The
Company may call the Warrants for redemption, at a price of $.01 per Warrant, on not less than 30 days' prior written notice to the warrantholders, if the last price of the Common Stock has been at least $9.75 per share for the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

Employee Stock Option Plan - In 1998 the Board of Directors of the
Company adopted and the Company's stockholder's subsequently approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for awards to employees and non-employee directors of the Company up to an aggregate of 500,000 shares of Common Stock.

The 1998 Plan authorizes the issuance of incentive stock options ("ISOs"), and non-qualified stock options ("NQSOs"). Under the 1998 Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 33% per year on each of the first through the third anniversaries of the grant date and have a maximum term of ten years. The
1998 Plan also provided for the termination of the Company's 1994 Stock
Option Plan, cancellation of each of the then outstanding options granted under the 1994 Plan and the re-issuance of an identical number of options under the 1998 Plan, at the then current market price, to the holders of options under the 1994 Plan.

A total of 7,500 and 225,050 options were granted in 1997 and 1998, respectively, under the 1998 Plan, excluding the cancellation and reissuance of 242,500 options from the 1994 Plan.

The Company applies Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's Option Plan and other issued stock options been






                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based
Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) by approximately $161,000 and ($169,000), or $.06 per share and $(.06) per share, for 1998 and 1997, respectively. The fair value of the options granted during 1998 is estimated to range from $.68 to $1.09 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 53%, risk-free interest rate of 5.25%, assumed forfeiture rate of 4%, and an expected life of 3 years.

The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 1998:

                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
------------------------------------------------------  ----------------------
                                WEIGHTED
                                AVERAGE       WEIGHTED                WEIGHTED
  RANGE                        REMAINING      AVERAGE                  AVERAGE
OF EXERCISE      NUMBER       CONTRACTUAL     EXERCISE     NUMBER     EXERCISE
  PRICES      OUTSTANDING     LIFE (YEARS)      PRICE    EXERCISABLE    PRICE
------------------------------------------------------------------------------
  $1-$2          401,550         7.57          $ 1.69      217,750      $ 1.69
  $2-$3           76,000         8.20          $ 2.61       30,000      $ 2.54
  $3-$6           75,000         6.58          $ 5.25       75,000      $ 5.25
                 -------                                   -------
                 552,550                                   322,750
                 =======                                   =======

The following table summarizes the Company's Employee Stock Option Plan activity for the years ended December 31, 1997 and 1998:

                              NUMBER               PRICE           WEIGHTED
                                OF                  PER            AVERAGE
                              SHARE               SHARES          PER SHARE
                             -------         --------------       ---------
    January 1, 1997          267,500         $5.25 to $8.00         $6.26
      Granted                  7,500                  $5.25         $5.25
      Exercised                   --                     --            --
      Canceled                (8,000)                 $8.00         $8.00
                             -------
    December 31, 1997        267,000         $5.25 to $8.00         $6.23
      Canceled 1994 Plan    (242,500)        $5.25 to $8.00         $6.23
      Reissued 1998 Plan     242,500                  $1.69         $1.69
      Granted                225,050         $1.69 to $2.69         $1.89
      Exercised               (7,500)                 $1.69         $1.69
      Canceled               (25,000)        $1.69 to $8.00         $5.97
                             -------
    December 31, 1998        459,550         $1.69 to $2.69         $1.81
                             =======


                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

Other Stock Options - On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd., ("ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement, an average monthly fee of $2,500 plus reasonable out-of-pocket expenses through July
1997. As further compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The shares vested in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1997,
75,000 shares issuable under the stock option were vested. In August 1997, the Company entered into a new agreement with ADR Management Group
("ADR") whereby ADR agreed to provide independent financial relations management services to the Company through July 31, 1998. In consideration of the services rendered by ADR, the Company granted ADR options to purchase an aggregate of 15,000 shares of common stock of the Company at $2.6875 per share. The shares vested in amounts of 1,250 each month commencing September 1997 until and including August 1998, all of which shares are exercisable from the date of their vesting until August 2000.
In accordance with FAS 123, the Company valued the option at $16,200 using the Black-Scholes option-pricing model, of which $6,300 and $9,900 was recognized as compensation expense during 1997 and 1998.

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

Employment Agreements - The Company is party to an employment agreement with Michael Favish, which provides that Mr. Favish will serve as President and Chief Executive Officer for an initial term of five years ending
August 10, 1999. His base salary during 1997 and 1998 was $165,000 and has been increased to $190,000 in 1999. In 1998, in conjunction with the adoption of the 1998 Stock Option Plan, Mr. Favish received 110,000 options with an exercise price of $1.69 per share which replaced an identical number of cancelled options issued from the terminated 1994 Stock Option Plan. Mr.
Favish was also granted 10,000 stock options in December 1998, vesting over a three-year period, at an exercise price of $2.39 per share.

                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

Consulting Agreement - The Company was party to a consulting agreement with Mr. Weingarten, a director of the Company, in which he received $40,000 per annum payable through August 31, 1997, upon which the agreement expired.
Mr. Weingarten resigned as a Director of the Company on January 27, 1998.

10.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees.
In 1998, the Company matched $.50 of each $1.00 of employee contributions up to two percent of covered payroll. Employees are immediately fully vested in their contribution and vest in the Company contribution ratably over a five year period. The Company's contribution expense for the year ended December
31, 1997 and December 31, 1998 was $16,856, and $32,345, respectively.

11.	INCOME TAXES

The components of income tax expense were as follows for the year ended
December 31, 1998:
                                    FEDERAL          STATE         TOTAL
                                  ----------       ---------     ---------
            Current               $   49,000       $  23,000     $  72,000
            Deferred                 350,000          11,000       361,000
                                  ----------       ---------     ---------
                                  $  399,000       $  34,000     $ 433,000
                                  ==========       =========     =========

There was no income tax expense for the year ended December 31, 1997.

The components of net deferred tax assets were as follows at December 31,
1997 and 1998:
                                                    1997            1998
    Deferred tax assets:                        ------------     -----------
        Net operating loss carryforwards        $    820,000     $   498,000
        Employee benefit plans                        24,000          18,000
        Uniform capitalization of inventory cost      72,000          84,000
        Bad debt reserves                             65,000          63,000
        Inventory reserves                           503,000         435,000
        Impairment loss                               46,000          46,000
        State income taxes                             4,000          15,000
        Other                                         36,000          22,000
                                                ------------     -----------
            Total gross deferred tax assets        1,570,000       1,181,000
            Valuation allowance                   (1,068,000)     (1,045,000)
                                                ------------     -----------
                Net deferred tax assets              502,000         136,000
                                                ------------     -----------
    Deferred tax liabilities:
        Depreciation                                  51,000          46,000
                                                ------------     -----------
            Total deferred tax liability              51,000          46,000
                                                ------------     -----------
                Net deferred tax asset          $    451,000     $    90,000
                                                ============     ===========

                               FOTOBALL USA, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

The valuation allowance is primarily attributable to the net operating loss and deferred expenses created during the year ended December 31, 1997. No benefit for these operating loss and deferred expenses has been recognized in the financial statements due to the uncertainty as to the future ability to realize these deferred assets in future periods. No other valuation allowances were deemed necessary as all deductible temporary differences created prior to 1997 are expected to be utilized from the generation of future taxable income. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history and its near-term earnings expectations. Based upon the net income realized in 1998, and the expectation of continuing increases in its retail business, it is probable that future taxable income will be sufficient to realize the $90,000 deferred tax asset on future tax returns.

The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                    1997            1998
                                                ------------     -----------
     Expected statutory tax expense (benefit)   $   (951,000)    $   350,000
     Net tax effect of permanent differences           9,000           8,000
     State income taxes, net of Federal tax effect        --          22,000
     Adjustment to deferred tax asset                 62,000         (33,000)
     Valuation allowance                             880,000          37,000
     Alternative minimum tax                              --          49,000
                                                ------------     -----------
        Actual tax expense                      $         --     $   433,000
                                                ============     ===========

At December 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes expiring as follows:

            YEARS ENDING DECEMBER 31,              AMOUNT
            -------------------------           ------------
                    2007                        $    254,000
                    2012                           1,211,000
                                                ------------
                                                $  1,465,000
                                                ============






                                      F-18
