Form 10QSB
period 1999-03-31
FOTOBALL USA INC
filed 1999-05-14
CIK 922251

U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D. C.  20549

                              FORM  10-QSB


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ___________

                        Commission file number  0 - 24608
                                                ---------

                              FOTOBALL USA, INC.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 Delaware                          33 - 0614889
       ---------------------------------------------------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


             3738 Ruffin Road, San Diego, California,      92123
       ---------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (619) 467 - 9900
                        ----------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

     As of April 30, 1999, the Company had 2,699,242 shares of its common stock issued and outstanding.


  Transitional Small Business Disclosure Format  Yes ( )  No (X)

                           FOTOBALL USA, INC.

                                  INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets as of December 31, 1998 and
               March 31, 1999                                           3

          Condensed Statements of Operations for the three months
               ended March 31, 1998 and 1999                            4

          Condensed Statements of Cash Flows for the three months
               ended March 31, 1998 and 1999                            5

          Notes to Condensed Financial Statements                     6-8

  Item 2. Management's Discussion and Analysis or
               Plan of Operations                                    9-13

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             15

                        Part I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS

                              FOTOBALL USA, INC.
                          CONDENSED BALANCE SHEETS
                                 (Unaudited)
                                        December 31, 1998    March 31, 1999
                                         -----------------    --------------
                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                       $       8,498     $     120,824
  Accounts receivable less allowances of
   $157,000 in 1999 and $147,000 in 1998         3,041,633         3,503,450
  Inventories                                    3,438,552         3,835,130
  Prepaid expenses and other                       157,608           197,351
  Deferred income taxes
                                                    90,000                --
                                             -------------     -------------
      TOTAL CURRENT ASSETS                       6,736,291         7,656,755
                                             -------------     -------------
PROPERTY AND EQUIPMENT, net                      1,126,551         1,379,375
                                             -------------     -------------
OTHER ASSETS
  Deposits and other                                31,767            30,385
                                             -------------     -------------
      TOTAL OTHER ASSETS                            31,767            30,835
                                             -------------     -------------
                                             $   7,894,609     $   9,066,515
                                             =============     =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank                       $     400,000     $   1,175,000
  Current portion of capital leases                 95,970           131,192
  Accounts payable and accrued expenses          1,315,831         1,250,923
  Income taxes payable                              39,800                --
                                             -------------     -------------
      TOTAL CURRENT LIABILITIES                  1,851,601         2,557,115
CAPITAL LEASES, net of current portion             154,503           332,841
                                             -------------     -------------
      TOTAL LIABILITIES                          2,006,104         2,889,956
                                             -------------     -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized -1,000,000 shares; issued
   and outstanding-none
  Common stock, $.01 par value;
   authorized - 15,000,000 shares;
   issued and outstanding - 2,699,242 shares        26,992            26,992
  Additional paid-in capital                     8,590,994         8,595,869
  Accumulated deficit                           (2,729,481)       (2,446,302)
                                             -------------     -------------
      TOTAL STOCKHOLDERS' EQUITY                 5,888,505         6,176,559
                                             -------------     -------------
                                             $   7,894,609     $   9,066,515
                                             =============     =============
          See accompanying notes to condensed financial statements

                              FOTOBALL USA, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                               -----------------------------
                                                     1998           1999
                                               ------------     ------------
SALES                                          $  3,761,403     $  5,593,349
COST OF SALES                                     2,423,082        3,469,360
                                               ------------     ------------
     GROSS PROFIT                                 1,338,321        2,123,989
                                               ------------     ------------
OPERATING EXPENSES
   Royalties                                        235,925          469,796
   Marketing                                        447,630          589,998
   General and administrative                       501,097          566,848
   Depreciation and amortization                     76,780           98,107
                                               ------------     ------------
     TOTAL OPERATING EXPENSES                     1,261,432        1,724,749
                                               ------------     ------------
     INCOME BEFORE OTHER (INCOME)
      EXPENSE AND INCOME TAX                         76,889          399,240
                                               ------------     ------------
OTHER (INCOME) EXPENSE
   Interest expense                                   9,806           26,660
   Interest income                                   (8,083)            (599)
                                               ------------     ------------
     TOTAL OTHER (INCOME) EXPENSE                     1,723           26,061
                                               ------------     ------------
     INCOME BEFORE INCOME  TAX                       75,166          373,179
     INCOME TAX EXPENSE                              29,900           90,000
                                               ------------     ------------
     NET INCOME                                $     45,266     $    283,179
                                               ============     ============
NET INCOME PER COMMON SHARE
        BASIC                                  $        .02     $        .10
                                               ============     ============
        DILUTED                                $        .02     $        .10
                                               ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
        BASIC                                     2,691,842        2,699,242
                                               ============     ============
        DILUTED                                   2,691,842        2,926,385
                                               ============     ============









          See accompanying notes to condensed financial statements

                              FOTOBALL USA, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                               -----------------------------
                                                   1998             1999
                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                    $     45,266     $    283,179
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                     81,067          102,030
   Amortization of stock compensation expense         2,625            4,875
   Changes in operating assets and liabilities:
    Accounts receivable                            (596,983)        (461,817)
    Inventories                                      52,788         (396,578)
    Prepaid expenses and other                      (10,846)         (39,743)
    Deferred income taxes                            29,900           90,000
    Accounts payable and accrued expenses            17,051          (64,908)
    Income taxes payable                                 --          (39,800)
                                               ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES              (379,132)        (522,762)
                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (28,121)        (108,420)
  Change in long-term deposits                      (27,109)           1,382
                                               ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES               (55,230)        (107,038)
                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations            (26,617)         (32,874)
  Net additions to short-term credit facilities           -          775,000
                                               ------------     ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                               (26,617)         742,126
                                               ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                       (460,979)         112,326
CASH AND EQUIVALENTS, Beginning of period           764,855            8,498
                                               ------------     ------------
CASH AND EQUIVALENTS, End of period            $    303,876     $    120,824
                                               ============     ============










          See accompanying notes to condensed financial statements

                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1999

1. CONSENSED FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 1999, the condensed statements of operations for the three months ended March 31, 1998 and 1999, and the condensed statements of cash flows for the three months ended March 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets and the provision for discontinued and excess inventories. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

Dependence Upon Licensing Arrangements - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likenesses and other identifying marks and images borne by many of its products pursuant to license arrangements with NFL, Professional Baseball, and to a lesser extent, Colleges. The Company's licensing
arrangements  expire  at various times through March  31,  2000.   The
following table summarizes, in descending order of 1998 revenue contribution, the Company's significant license agreements and their terms:
       Licensor         Product Term                     Expiration Date
       --------         ------------                     ---------------
       NFL Team Logo    Football 2 years                 March 31, 2000
       MLBPA            Baseball 1 year (2 year option)  December 31, 1999
       MLBP             Baseball 3 years                 December 31, 1999

                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (continued)

The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's licenses, particularly with NFL or Professional Baseball, could have a material adverse effect on the Company's business.

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

                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (continued)

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

Dependence on Suppliers - In 1998, the Company purchased approximately 87% of its raw materials and finished retail and promotions goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 77% of total raw materials and finished goods purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of all of the Company's products because products originating from China could be subjected to substantially higher rates of duty.

3. INVENTORIES

Inventories  are  valued  at the lower of cost  or  market.   Cost  is
determined  on  the  first-in  first-out (FIFO)  method.   Inventories
consist of the following:

      Finished goods             December 31, 1998    March 31, 1999
                                 -----------------    --------------
                                       $   808,407      $  1,950,179
      Raw material                       1,668,408         1,884,951
                                       -----------      ------------
      Total inventory                  $ 2,476,815      $  3,835,130
                                       ===========      ============

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION

Results of Operations:

     The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:
(unaudited)

                                      Three Months Ended
                                            March 31,
                               ----------------------------------
                                    1998                1999
                               ----------------------------------

    Sales                      $  3,761,403   100%  $  5,593,349  100%
    Cost of Sales                 2,423,082    64      3,469,360   62
    Operating Expenses            1,261,432    34      1,724,749   31
    Operating Income                 76,889     2        399,240    7
    Interest Expense                  9,806     1         26,660    1
    Interest Income                   8,083     1            599    1
    Income Before Income Tax         75,166     2        373,179    7
    Income Tax Expense               29,900     1         90,000    2
    Net Income                 $     45,266     1%  $    283,179    5%

Three Months Ended March 31, 1998 and 1999:

Sales:

    Sales were $5,593,000 for the three months ended March 31, 1999, an increase of 49% from sales of $3,761,000 for the three months ended March 31, 1998. The increase was due to the Company's retail business realizing substantial increases over the prior year period and
moderate  increases  in  its  promotions  sales.   Retail  sales  were
$4,541,000 for the three months ended March 31, 1999, an increase of 62% from retail sales of $2,796,000 for the three months ended March 31, 1998. Retail sales increases were primarily attributable to the $1,200,000 or 164% increase in football-related sales and, to a lesser extent, the $252,000 or 27% and $259,000 or 259% increases in baseball and playground ball related sales, respectively. Contributing also to the rapid retail sales growth are national account sales, which are expanding both in sales per store and the number of stores serviced. Additionally, the Company's entertainment/amusement-related business experienced significant growth during the first quarter of 1999 and this growth is expected to accelerate in the second half of 1999 due to certain millennium related projects. The Company expects that, in 1999, its retail business should continue to grow at a rapid rate and should represent a significant percentage of the Company's aggregate
sales.   The  Company  will, however, continue  to  pursue  promotions
business  aggressively,  focusing  on  leveraging  its  sports   league
relationships. For the three months ended March 31, 1999, promotions sales were $1,052,000, or 19% of sales, as compared to promotions sales of $965,000, or 26% of sales, for the three months ended March
31,  1998.   Promotions sales increased by 9% or  $87,000  due  to  an
increase in football, hockey and lapel pin promotions sales offset in part by a decrease in baseball-related sales.

Gross Profit:

    Gross profit was $2,124,000 for the three months ended March 31, 1999, an increase of 59% from gross profit of $1,338,000 for the three months ended March 31, 1998. Gross profit as a percentage of sales increased from 36% for the three months ended March 31, 1998 to 38% for the three months ended March 31, 1999. Gross profit increased both on an absolute basis and as a percentage of sales due primarily to the significant gross margin contribution in the quarterly period ending March 31, 1999 from its full-size football product line. As previously noted, the Company's gross margins fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements"). The Company anticipates that its gross margins for the fiscal year ending December 31, 1999 should be consistent with the gross margins realized during the fiscal year ended December 31, 1998.

Operating Expenses:

    Operating expenses were $1,725,000, or 31% of sales, for the three months ended March 31, 1999, as compared to operating expenses of $1,261,000, or 34% of sales, for the three months ended March 31, 1998. The increase in operating expenses on an absolute basis was due to increases in the Company's variable costs, such as royalties and marketing expenses, as a result of significantly higher sales. Operating expenses also increased due to increases in general and administrative expenses.

    Royalties expenses were $470,000 for the three months ended March 31, 1999, an increase of 99% from royalties expenses of $236,000 for the three months ended March 31, 1998. Royalties expenses as a percentage of sales increased to 8% of sales for the three months ended March 31, 1999 from 6% of sales for the three months ended March 31, 1998, due to the increased concentration of higher royalty bearing sales in 1999 as compared to 1998. Royalties expense increased in 1999 due to several factors: a greater concentration of both retail sales and products, such as the football product lines, that carry higher royalty rates. Additionally, royalty rates on the Company's
MLB  product  lines  increased from 9% to 11% in 1999.   Finally,  the
Company's entertainment character license business, such as Rugrats carry higher royalty rates. All of these factors should contribute in the future to higher royalty expenses both in absolute terms and as a percentage of sales. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). Most of the Company's significant licenses expire on December 31, 1999 except for
the  NFL  Team  Logo license, which expires on March  31,  2000.   The
Company anticipates that royalties expenses as a percentage of sales for the fiscal year ending December 31, 1999 should be moderately higher than the percentage of royalties expenses realized during the first quarter of 1999 due to the greater concentration of higher royalty bearing sales such as retail and entertainment character licensed sales.

    Marketing expenses were $590,000 for the three months ended March 31, 1999, an increase of 32% from marketing expenses of $448,000 for the three months ended March 31, 1998. Marketing expenses as a percentage of sales decreased to 11% of sales for the three months ended March 31, 1999 from 12% of sales for the three months ended
March 31, 1998. The increase in marketing expenses of $142,000 was primarily the result of higher wages and related expenses and significantly higher outside sales commissions corresponding to the significant sales increases during the quarter. The Company anticipates that marketing expenses for the year ending December 31, 1999 in absolute terms, should be higher than marketing expenses in 1998 but as a percentage of sales should be lower than the percentage of marketing expenses realized in 1998.

    General and administrative expenses were $567,000 for the three months ended March 31, 1999, an increase of 13% from general and administrative expenses of $501,000 for the three months ended March 31, 1998. This $66,000 increase is a result of several factors, including higher legal and professional services costs. The Company anticipates that general and administrative expenses will continue to increase in each of the remaining quarters of 1999 as a result of the need to expand the Company's infrastructure to accommodate substantially higher anticipated sales in the future.

Other Income (Expense) and Income Taxes:

    Interest expense was $27,000 for the three months ended March 31, 1999, an increase of $17,000 from interest expense of $10,000 for the three months ended March 31, 1998. The increase reflects an increase in interest charges on the line of credit as a result of a higher average loan balance during the period, combined with an increase in interest charges from capitalized leases. Total capitalized equipment and machinery leases were $464,000 at March 31, 1999, an increase of $143,000 from $321,000 at March 31, 1998. The Company anticipates that interest expense in future periods will increase moderately reflecting additional capital lease purchases and higher line of credit usage as more fully explained in "Liquidity and Capital Resources" below.

    Interest income was insignificant for the three months ended March 31, 1999, as compared to interest income of $8,000 for the three months ended March 31, 1998. This decrease is due to the Company having insignificant cash balances available for investment during the three months ended March 31, 1999 as compared to the prior year period. The Company anticipates that interest income in 1999 will be insignificant.

    Income tax expense was $90,000 for the three months ended March 31, 1999, an effective tax rate of 24%, as compared to income tax expense of $29,900, or 40% for the prior year period. The deferred tax asset of $90,000 at December 31, 1998 was eliminated as a result of the income tax expense recognized during the three month period ended March 31, 1999. Had the Company been taxed at a combined federal and state effective tax rate of 40%, then earnings per share would have been as follows:

              Income before income taxes                $ 373,179
               Proforma Income tax expense                149,272
                                                        ---------
              Proforma Net Income                       $ 223,907
                                                        =========
              Proforma Diluted Earnings per Share       $     .08
                                                        =========

    As of March 31, 1999 the Company had gross deferred tax assets of $1,091,000, consisting of unutilized loss carryforwards, which will expire through 2012. The full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the future realization of these loss carryforwards.

Liquidity and Capital Resources:

    The Company's net working capital increased by $216,000 from December 31, 1998 to March 31, 1999, to a net working capital surplus of $5,100,000 at March 31, 1999 from a net working capital surplus of $4,884,000 at December 31, 1998. Cash flow used in operations increased by $144,000 from cash used in operations of $379,000 for the three months ended March 31, 1998 to cash used in operations of $523,000 for the three months ended March 31, 1999. This increase was primarily the result of increases in accounts receivable and inventory during the periods. Accounts receivable increased by $462,000 or 15%
from December 31, 1998 to March 31, 1999. This increase is due primarily to a greater percentage of sales derived from national retail accounts, which typically require longer repayment terms than the Company's normal thirty-day credit terms. Since the Company expects an increasing contribution from national retailers in the future, it expects a corresponding moderate increase in its accounts receivable days sales outstanding. Inventories increased by $396,000 or 12% due to rapid growth of its retail business. The Company's expanding line of products, and its expectation of increasing demand for these products in future periods also contributed to the increase.

    Cash and equivalents aggregated $121,000 at March 31, 1999, an increase of $113,000 from cash and equivalents of $8,000 at December 31, 1998. This increase reflects the increased borrowings under the credit line at March 31, 1999. The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $600,000, which will be used to purchase additional product molds, production machinery, leasehold improvement and office and computer equipment. It is anticipated that a significant amount of the Company's capital expenditures will be financed through capital leases.

    At March 31, 1999, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $487,000 in the aggregate through 2000, of which $383,000 is due at various times during 1999. Based upon the net income realized by the Company during the first quarter of 1999 and the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

    In December 1998, the Company amended and renewed a one-year credit agreement with Scripps Bank, increasing the amount of the credit line to $3,500,000. This credit line is collateralized by the assets of the Company and actual borrowings are limited to available
collateral, as  defined  in  the agreement.   Borrowings under the
credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The credit line expires April 15, 2000. Outstanding borrowings under the credit line totaled $1,175,000 at March 31, 1999 as compared to no borrowings at March 31, 1998.

    The Company has a $3,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of March 31, 1999.

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

                      PART II.  OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K
          (a)  Exhibits
                  27    Financial Data Schedule
          (b)  Reports on Form 8-K for the three months ended
                March 31, 1999 - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            FOTOBALL USA, INC
                                   --------------------------------
                                             (Registrant)


Dated: May 14, 1999                BY:  /s/ Michael Favish
                                        ----------------------
                                        Michael Favish
                                        President and Chief Executive Officer


Dated: May 14, 1999                BY:  /s/ David G. Forster
                                        ----------------------
                                        David G. Forster
                                        Executive Vice President-Finance,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)