Form 10QSB
period 1999-06-30
FOTOBALL USA INC
filed 1999-08-16
CIK 922251

U.S. SECURITIES  AND EXCHANGE  COMMISSION
                          WASHINGTON,  D. C.  20549

                                FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________

                       Commission file number   0-24608
                                               ---------

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

                              (619) 467-9900
                     -----------------------------------
                        (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)   No ( )

     As of August 1, 1999 the Company had 2,785,907 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format  Yes ( )  No (X)












































                                       1



                               FOTOBALL USA, INC.

                                     INDEX
                                                                     Sequential
                                                                      Page No.
                                                                     ----------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets as of December 31, 1998
           and June 30, 1999                                               3

          Condensed Statements of Operations for the three months
            and six months ended June 30, 1998 and 1999                    4

          Condensed Statements of Cash Flows for the six months
            ended June 30, 1998 and 1999                                   5

          Notes to Condensed Financial Statements                          6-9

  Item 2. Management's Discussion and Analysis or Plan of Operations      10-16


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders             17

  Item 6.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                18



















                                       2
                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONSENSED BALANCE SHEETS
                                    (Unaudited)

                                            December 31, 1998    June 30, 1999
                                            -----------------    -------------
                                   ASSETS
CURRENT ASSETS
  Cash and equivalents                        $      8,498       $    236,312
  Accounts receivable                            3,041,633          3,968,479
  Inventories                                    3,438,552          4,102,014
  Prepaid expenses and other                       157,608            347,518
  Deferred income taxes                             90,000                ---
                                              ------------       ------------
      TOTAL CURRENT ASSETS                       6,736,291          8,654,323
                                              ------------       ------------
PROPERTY AND EQUIPMENT, net                      1,126,551          1,364,171
                                              ------------       ------------
OTHER ASSETS
  Deposits and other                                31,767             30,385
                                              ------------       ------------
      TOTAL OTHER ASSETS                            31,767             30,385
                                              ------------       ------------
                                              $  7,894,609       $ 10,048,879
                                              ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note Payable to Bank                        $    400,000       $  1,500,000
  Current portion of capital leases                 95,970            129,097
  Accounts payable and accrued expenses          1,315,831          1,260,392
  Income Taxes Payable                              39,800                ---
                                              ------------       ------------
      TOTAL CURRENT LIABILITIES                  1,851,601          2,889,489
CAPITAL LEASES, net of current portion             154,503            301,263
                                              ------------       ------------
      TOTAL LIABILITIES                          2,006,104          3,190,752
                                              ------------       ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   Authorized-1,000,000 shares;
   issued and outstanding-none
  Common stock, $.01 par value;
   Authorized - 15,000,000 shares;
   issued and outstanding - 2,699,242
   shares in 1998 and 2,781,741 shares
   in 1999                                          26,992             27,817
  Additional paid-in capital                     8,590,994          8,744,503
  Accumulated deficit                           (2,729,481)        (1,914,193)
                                              ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                 5,888,505          6,858,127
                                              ------------       ------------
                                              $  7,894,609        $10,048,879
                                              ============       ============
               See accompanying notes to condensed financial statements.
                                       3
                               FOTOBALL USA, INC.
                       CONSENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                             -------------------------------------------------
                                1998          1999        1998        1999
                             -----------  -----------  ----------- -----------
SALES                        $ 4,025,943  $ 6,281,210  $ 7,787,346 $11,874,559
COST OF SALES                  2,553,550    3,826,838    4,976,632   7,267,547
                             -----------  -----------  ----------- -----------
     GROSS PROFIT              1,472,393    2,454,372    2,810,714   4,607,012
                             -----------  -----------  ----------- -----------
OPERATING EXPENSES
  Royalties                      266,429      412,357      502,353     882,153
  Marketing                      420,124      586,217      867,755   1,204,865
  General and administrative     514,100      790,561    1,015,197   1,357,408
  Depreciation and amortization   78,412      100,128      155,192     198,236
                             -----------  -----------  ----------- -----------
    TOTAL OPERATING EXPENSES   1,279,065    1,889,263    2,540,497   3,642,662
                             -----------  -----------  ----------- -----------
    INCOME FROM OPERATIONS       193,328      565,109      270,217     964,350
                             -----------  -----------  ----------- -----------
OTHER EXPENSE
  Interest expense                17,558       34,055       27,435      60,715
  Interest income                   (124)      (1,055)      (8,279)     (1,654)
                             -----------  -----------  ----------- -----------
    TOTAL OTHER EXPENSE           17,434       33,000       19,156      59,061
                             -----------  -----------  ----------- -----------
    INCOME BEFORE INCOME TAX     175,894      532,109      251,061     905,289
    INCOME TAX EXPENSE            70,100           --      100,000      90,000
                             -----------  -----------  ----------- -----------
NET INCOME                   $   105,794  $   532,109  $   151,061 $   815,289
                             ===========  ===========  =========== ===========
NET INCOME PER COMMON SHARE:
     BASIC                   $       .04  $       .19  $       .06 $       .30
                             ===========  ===========  =========== ===========
     DILUTED                 $       .04  $       .18  $       .06 $       .28
                             ===========  ===========  =========== ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     BASIC                     2,691,742    2,739,117    2,691,742   2,722,028
                             ===========  ===========  =========== ===========
     DILUTED                   2,810,624    2,992,056    2,738,795   2,961,260
                             ===========  ===========  =========== ===========










               See accompanying notes to condensed financial statements.
                                       4

                               FOTOBALL USA, INC.
                       CONSENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                 -------------------------
                                                    1998          1999
                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $  151,061    $   815,289
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                    163,672        206,080
   Amortization of stock compensation expense         4,950         15,019
   Changes in operating assets and liabilities
    Accounts receivable                          (1,135,023)      (926,846)
    Inventories                                    (650,899)      (663,462)
    Prepaid expenses and other                      (19,853)      (189,909)
    Deferred income taxes                            67,800         90,000
    Accounts payable and accrued expenses           323,322        (55,439)
    Income taxes payable                                 --        (39,800)
                                                 ----------    -----------
NET CASH USED IN OPERATING ACTIVITIES            (1,094,970)      (749,068)
                                                 ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                 (59,461)      (197,267)
 Increase (decrease) in long term deposits          (71,661)         1,380
                                                 ----------    -----------
NET CASH USED IN INVESTING ACTIVITIES              (131,122)      (195,887)
                                                 ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net additions of short-term credit facilities      700,000      1,100,000
 Repayment of capital lease obligations             (51,759)       (66,546)
 Proceeds from exercise of stock options                150        139,315
                                                 ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           648,391      1,172,769
                                                 ----------    -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (577,701)       227,814
                                                 ----------    -----------
CASH AND EQUIVALENTS, Beginning of period           764,855          8,498
                                                 ----------    -----------
CASH AND EQUIVALENTS, End of period              $  187,154    $   236,312
                                                 ==========    ===========










                See accompanying notes to condensed financial statements.
                                       5

                               FOTOBALL USA, INC.
                   NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

1.  CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 1999, the condensed statements of operations for the three months and six months ended June 30, 1998 and 1999, and the condensed statements of cash flows for the six months ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending
December 31, 1999.

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

                                 FOTOBALL USA, INC.
                   NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (continued)

The  following  table summarizes,   in   descending
order   of   1998    revenue contribution,  the Company's
significant license  agreements and their terms:

    Licensor           Product     Term                   Expiration Date
    --------           --------    -----                  ---------------
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

Dependence on Promotions Business - The Company's promotions business depends primarily upon a series of one-time projects with its customers. In prior years, the Company's promotions business contributed the largest percentage of the Company's total sales and earnings and as such resulted in significant reliance upon generating promotion sales sufficient to operate profitably. The large increase in the Company's retail business in 1998 and 1999 reduced the importance of the promotions business in determining the Company's profitability. During the year ended December 31, 1998, 25% of the Company's total sales was derived from promotional sales, of which no customer accounted for greater than 10% of total sales. During the six month period ended June 30, 1999, 21% of the Company's total sales were derived from sales of promotional products, with no customer accounting for greater than 10% of total sales.

Variability of Gross Margins - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. In 1997, the Company realized gross margins of 36%, excluding a $1,175,000 provision for discontinued and excess inventory. In 1998, the Company realized gross margins of 39%. The Company's gross margins fluctuate, particularly between quarters, based in part on the concentration of promotions and retail sales during the reporting period. The types of products sold, the size of the promotion and extent of competition also create variability in realized gross margins.

Variability of Operating Results; Seasonality; Dependence Upon Baseball-Related Sales - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the Company's licensed sports product business

                               FOTOBALL USA, INC.
                   NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (continued)

combined with a significant concentration of its business from baseball. The Company believes that the decrease in the dependence upon baseball-related sales during the past several years will continue in the future. The introduction of quality product lines involving other sports and entertainment related products in addition to baseball will help mitigate the
seasonality.   The  second  factor  which  in  prior   years
significantly contributed to the variability of the Company's operations, was its dependence on the promotions business as more
fully explained above.   However, the Company realized increasing
sales and profitability in each quarter of 1998 primarily due to significant increases in its retail business. The Company anticipates that the contribution of retail sales in future periods should mitigate this quarter-to-quarter variability.

Dependence Upon Key Personnel - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a three-year employment agreement with the Company, commencing on August 11, 1999, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish would have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish in the amount of $1,000,000.

Dependence on Suppliers - In 1998, the Company purchased approximately 87% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 77% of total raw materials and finished goods purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of the Company's products because products originating from China could be subjected to substantially higher rates of duty.

                            FOTOBALL USA, INC.
                NOTES TO CONSENSED FINANCIAL STATEMENTS (Unaudited)
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                (continued)


3.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                   December 31, 1998      June 30, 1999
                                   -----------------      -------------
    Accounts receivable - Trade        $   3,188,445       $  4,126,730
    Less Allowance for Bad Debt             (146,812)          (158,251)
                                       -------------       ------------
    Total Accounts Receivable          $   3,041,633       $  3,968,479
                                       =============       ============


4.  INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                   December 31, 1998      June 30, 1999
                                   -----------------      -------------
    Finished goods                     $   2,715,860       $  3,449,399
    Raw material                           1,738,404          1,665,346
                                       -------------       ------------
         Total  Inventory                  4,454,264          5,114,745
                                       -------------       ------------
    Less inventory reserve                (1,015,712)        (1,012,731)
                                       -------------       ------------
    Total inventory                    $   3,438,552       $  4,102,014
                                       =============       ============

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION

Results of Operations

      The following table sets forth certain unaudited operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                      Three Months Ended                    Six Months Ended
                            June 30,                             June 30,
            -------------------------------------------------------------------
                  1998              1999              1998                 1999
            --------------------------------------------------------------------
Sales       $4,025,943 100%  $6,281,210 100%  $7,787,346  100%  $11,874,559 100%
Cost
 of Sales    2,553,550  63    3,826,838  61    4,976,632   64     7,267,547  61
Operating
 Expenses    1,279,065  32    1,889,263  30    2,540,497   33     3,642,662  31
Operating
 Income        193,328   5      565,109   9      270,217    3       964,350  8
Interest
 Expense        17,558   -       34,055   1       27,435    -        60,715  1
Interest
 Income           (124)  -       (1,055)  -       (8,279)   -        (1,654) -
Income Before
 Income Tax    175,894   4       532,109  8       251,061   3       905,289  8
Income Tax
 Expense        70,100   2             -  -       100,000   1        90,000  1
Net Income  $  105,794   3%  $   532,109  8%   $  151,061   2%   $  815,289  7%

For the Three Months Ended June 30, 1998 Compared to the Three Months
 Ended June 30, 1999:

Sales:
       Sales increased 56% for the three months ended June 30, 1999 from sales for the three months ended June 30, 1998. The increase was due primarily to the Company's retail business realizing substantial increases over the prior year period combined with moderate increases in its promotions
sales.   The Company realized a 63% increase in retail sales and a 37%
increase in promotions sales, as compared to the prior year period. For the three months ended June 30, 1999, retail sales were 76% of total sales, as compared to retail sales of 73% for the three months ended June 30, 1998. Also contributing to the rapid retail sales growth were national account sales, which are expanding both in sales per store and the number of stores serviced. Additionally, the Company's entertainment/amusement-related business experienced significant growth during the three months ended
June 30, 1999, and  this  growth  is  expected  to  accelerate  in  the
second  half  of 1999   due  to  certain  millennium  related  projects.
Although   there was   significant  growth  in  retail  sales  and
anticipated continued growth for the remainder of 1999, the Company will continue to pursue the promotions business aggressively, focusing on
leveraging its sports league relationships.   For the three months ended
June 30, 1999, promotions sales were 24% of sales compared to promotions sales of 27% for the three months ended June 30, 1998.

Gross Profit:

       Gross  profit increased 67% for the three months ended June 30, 1999
from gross profit for the three months ended  June 30, 1998.   Gross  profit
increased on an absolute basis as a result of the significant increase in total sales. Gross margins as a percentage of sales increased to 39% for the three months ended June 30, 1999 from 37% for the three months
ended June 30, 1998.   The  gross  margins  as  a  percentage  of   sales
increased   from  1998  to  1999  due  to  both   a   greater percentage of
higher  margin  retail  sales  combined   with certain promotional programs
which  realized  high  margins.    As previously noted,  the Company's gross
margins may fluctuate, particularly between quarters, based on several factors including sales and product mix. See Footnote 2, "Notes to Condensed Financial Statements."

Operating Expense:

      Operating expenses were 30% of sales for the three months ended June 30, 1999, as compared to 32% of sales for the three months ended
June  30,  1998.   The increase in operating expenses on an absolute  basis
was due primarily to increased  royalty expenses  resulting  from
significantly  higher  sales.  Operating  expenses  as  a  percentage   of
sales   decreased   due   to  the  fixed  component   of   marketing   and
general    and    administrative    expenses    being    allocated    over
significantly higher sales volumes.

       Royalty   expense   increased  55%  for   the   three months ended
June 30, 1999 from royalty expense for the three months ended June 30, 1998 due to a significant increase in sales. As a percentage of sales, royalty expense remained constant at 7% during the second quarter of 1999
and  1998.   As  previously  noted, the  Company  is  dependent  upon  its
licensing   arrangements  and  their  successful  renewal.  See   Footnote
2, "Dependence Upon Licensing Arrangements."

      Marketing  expenses  increased  40%  for the  three months  ended
June 30, 1999 from marketing expenses for the three months ended June 30, 1998. Marketing expenses as a percentage of sales decreased to 9% of sales for the three months ended June 30, 1999 from 10% of sales for the three
months   ended   June 30, 1998,   primarily   as a result of allocating the
fixed components of marketing expenses over significantly  higher  sales
volume.   Marketing expenses increased from  1998 to 1999 in absolute terms due primarily to an increase in outside  sales  commissions.

      General   and   administrative   expenses   increased   54%   for
the three months ended June 30, 1999 from general and administrative expenses for the three months ended June 30, 1998. This increase is a result of increases in rent expense, administrative salary expense and professional services fees. As a percentage of sales, general and administrative expenses remained constant at 13% during the second quarter of 1999 and 1998. The Company anticipates that general and administrative
expenses  will  continue  to  increase  in  each  of   the remaining
quarters of 1999 as a result of the need to expand the Company's infrastructure to accommodate higher sales in the future.

Interest Expense:

      Interest  expense  was  $34,055 for  the  three  months  ended  June
30,  1999,  an  increase  of  $16,497 from  interest  expense  of  $17,558
for   the   comparable   period  in  1998.  The   increase   reflects   an
increase  in  interest  charges on the line  of  credit  as  a  result  of a  higher  average  loan  balance during  the  period,  combined  with  an
increase   in   interest   charges   from   capitalized   leases.    Total
capitalized   equipment   and   machinery  leases   were   $430,000 at
June 30, 1999,  an increase from total capitalized  equipment  and  machinery
leases  of   $297,000 at June 30, 1998.

Income Tax Expense:

      The   Company  incurred  no  income  tax  expense  for  the   three
months ended June 30, 1999 compared to income tax expense of $70,100, or 40%, for the prior year period. Had the Company been taxed at a combined federal and state effective tax rate of 40%, then diluted earnings per share would have been as follows:

      Income before income taxes                        $  532,109
      Proforma Income tax expense (40% tax rate)           212,844
                                                        ----------
      Proforma Net Income                               $  319,265
                                                        ==========
      Proforma Diluted Earnings per Share               $      .11
                                                        ==========

      As of June 30, 1999 the Company had gross deferred tax assets of approximately $559,000 consisting primarily of unutilized loss carryforwards, which will expire through 2012. The full amount of the deferred tax assets was offset by a valuation allowance due to uncertainties associated with the future realization of these loss carryforwards.


For the Six Months Ended June 30, 1998 Compared to the Six Months
Ended June 30, 1999:

Sales:

      Sales increased 52% for the six months ended June 30, 1999
from  sales for the six months ended June 30, 1998.   The  increase
was due primarily to a 202% increase in the Company's retail sales during the six month period ended June 30, 1999, as compared to

June 30, 1998. Sales increased in all retail product categories, with the most significant increases in football ($1,991,787), basketball ($1,251,350) and soccer ($307,699) product lines. Promotions sales also increased in 1999 as compared to 1998 due primarily to one $400,000 baseball promotion. Promotions sales increased 24% for the six months ended June 30, 1999 compared to June 30, 1998.

Gross Profit:

     Gross profit increased 64% for the six months ended June 30, 1999 from gross profit for the six months ended June 30, 1998. As previously noted, gross profit increased on an absolute basis due to higher sales. Gross margins as a percentage of sales increased from 36% to 39% for the six months ended June 30, 1998 and 1999, respectively, reflecting a greater percentage of higher margin retail sales.

Operating Expenses:

     Operating expenses were 31% of sales for the six  months  ended
June 30, 1999, as compared to 33% of sales for the six months ended
June 30, 1998. Operating expenses as a percentage of sales decreased as a result of the Company's fixed operating costs being allocated over higher sales volumes. Operating expenses on an absolute basis increased 43% during this period for the reasons noted below.

      Royalty expense increased 76% for the six months ended June
30, 1999 from royalty expense for the six months ended June 30, 1998. Royalty expense as a percentage of sales increased to 7% for the six months ended June 30, 1999 from 6% for the six months ended June 30, 1998 principally due to a higher percentage of sales coming from licensed products in 1999 versus 1998.

      Marketing expenses increased 39% for the six months  ended
June 30, 1999 from  marketing expenses for the  six months ended
June 30, 1998. Marketing expenses as a percentage of sales decreased to 10% for the six months ended June 30, 1999 from 11% for the six months ended June 30, 1998, primarily as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially higher sales volumes.

       General and administrative expenses increased 34% for the six months ended June 30, 1999 from general and administrative expenses for the six months ended June 30, 1998. General and administrative expenses as a percentage of sales decreased to 11% for the six months ended
June 30, 1999 from  13% for  the  six  months ended June 30, 1998.
This decrease is a result of several factors, including the Company's sales growing at a faster rate than the Company's fixed costs.

Interest Expense:

      Interest expense was $60,715 for the six months ended June 30, 1999, an increase of $33,280 from interest expense of $27,435 for the comparable period in 1998. The increase in interest expense reflects the increase in the amount of the Company's outstanding borrowings under the Company's revolving line of credit.

 Income Tax Expense:

      The Company incurred $90,000 in income tax expense for the six months ended June 30, 1999 compared to income tax expense of $100,000, or 40%, for the prior year period. Had the Company been taxed at a combined federal and state effective tax rate of 40%, then diluted earnings per share would have been as follows:


      Income before income taxes                   $  905,289
      Proforma Income tax expense (40% tax rate)      362,116
                                                   ----------
      Proforma Net Income                          $  543,173
                                                   ----------
      Proforma Diluted Earnings per Share          $      .18
                                                   ==========

Liquidity and Capital Resources

      The Company's net working capital increased $880,144 during  1999 to $5,764,834 at June 30, 1999 from $4,884,690 at December 31, 1998. Cash flow used in operations decreased  by  $345,902 to cash used  in operations of $749,068 for the six months ended June 30, 1999 from cash used in operations of $1,094,970 for the six months ended June 30, 1998.
This decrease can be attributed primarily to approximately $664,000 of additional net income generated during the first six months of 1999 compared to 1998, partially  offset by lower accounts payable and accrued
expenses and higher prepaid assets.   Additionally, accounts receivable
increased by $926,846 and inventory increased by $663,462 from December 31, 1998 to June 30, 1999. The increase in accounts receivable is due primarily to a greater percentage of sales derived from national retail accounts which typically require longer repayment terms than the Company's normal thirty-day credit terms. Since the Company expects an increasing contribution from national retailers in the future, it expects a corresponding moderate
increase in its accounts receivable days sales outstanding.   The Company's
increase in inventories is due primarily to the rapid growth in its retail business, its expanding line of products and its expectation of increasing demand for these products in future periods.

      Cash and equivalents totaled $236,312 at June 30, 1999, an increase of
$227,814 from cash and equivalents of $8,498 at December  31, 1998.   This
increase can be attributed primarily to the increased borrowings under the credit line during 1999. The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment.

For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $500,000 which will be used to purchase additional product molds, production machinery, leasehold improvement and office and computer equipment. It is anticipated that a significant amount of the Company's capital expenditures will be financed through capital leases.

      On  June 24, 1999 the Company announced that it was reducing the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extending the term of the warrants until August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrantholders who exercise each warrant for $4.00 will receive one share of Fotoball common stock. After the special exercise period expires at the close of business on August 27, 1999,
the warrants will expire in accordance with its terms.   The Company's Board
of Directors arrived at the special exercise price based upon a number of factors, including the existing exercise price, the expiration date of the warrants, the current trading price of the Company's common stock and the recommendation  of  Southwest  Securities,  Inc.,  the  Company's
financial  advisor.   If all warrants are  exercised  during  the special
exercise period, the Company would receive in excess of $5.6 million in gross
proceeds (before costs associated with the offering).   All  funds  received
will be applied for working capital purposes to finance the Company's continued rapid growth and possible acquisitions. The Company has previously registered the shares underlying the warrants for resale by the holders and has filed a prospectus supplement in order to update the prospectus to reflect the repricing and extension of the warrants. As of June 30, 1999, no warrants had been exercised.

     At June 30, 1999 the Company has commitments for minimum guaranteed royalties under licensing agreements approximating $775,000 in the aggregate through 2002, of which $295,000 is due at various times in 1999. Given the Company's expectation that it will realize operating profits due to increases in its retail business during the third and fourth quarter of 1999, these guaranteed royalties are anticipated to be funded from operations.

      The Company currently has a one-year credit agreement with Scripps Bank with a credit line of $3,500,000 which expires April 15, 2000. This credit line is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%.
The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in complaince with the covenants through June 30, 1999. Outstanding borrowings under the credit line totaled $1,500,000 at June 30, 1999 as compared to $700,000 at June 30, 1998.

      The Company has a $3,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of June 30, 1999.

     Management believes that the Company's existing cash position, credit facilities, internally generated cash flows, as well as the expected proceeds from the warrants will be adequate to support the Company's growth, liquidity and capital needs at least through the end of 1999.

     The Company has implemented a plan and believes it is Year 2000 compliant. Pursuant to the Company's Year 2000 plan, the Company has upgraded and tested its information technology ("IT") and non-IT computerized systems to assure that the transition  to a  Year  2000 compliant
system will not disrupt  the  Company's operations.    The Company is also
evaluating the systems of its key customers and suppliers to ensure that these companies are Year 2000 compliant. The cost of this evaluation is expected to be nominal. In the event that its current suppliers are either unable to certify that they will be Year 2000 compliant or unable to give the Company reasonable assurance that Year 2000 issues will have no material adverse impact on their operations, then the Company will review its alternatives with respect to other suppliers. There can be no assurance that the Company will be able to find suppliers that are acceptable to the Company. In the event that its key customers are unable to certify that they will be Year 2000 compliant by late 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

Cautionary  Statement Pursuant to Safe Harbor Provisions  of  the
Private Securities Litigation Reform Act of 1995:

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1999, its ability to realize increasing profitability in the third quarter of 1999, overall sales trends, gross margin trends, operating cost trends and cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1999, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The Annual Meeting of Stockholders of the Company was held on May 18, 1999 at the Company's offices. The matters considered at the meeting consisted of the following:

The election of one Class II director to serve for a term of three
years  and  until  his successor is elected and  qualified.   The
results of the voting were as follows:

          Nominee               For       Against         Total Votes
          -------              ----        -------        ------------
       Joel Rubenstein        2,118,188    10,910          2,129,098

The amendment of the Fotoball USA, Inc. 1998 Stock Option Plan, increasing the number of the Corporation's shares of common stock reserved
for issuance from 500,000 to 700,000.   The  results of the voting were as
follows:

          For       Against        Abstain      Not Voted   Total Votes
          ---       -------        -------      ---------   -----------
         933,989    135,240         26,500      1,033,369    2,129,098

The ratification of the Board of Directors' appointment of Hollander, Lumer & Co. LLP as the Company's independent public accountant for the 1999 fiscal year. The results of the voting were as follows:

          For       Against        Abstain      Total Votes
          ---       -------        -------      -----------
        2,127,048      700          1,350        2,129,098

A proxy may confer discretionary authority on management of the Company to vote on any matter brought at the 2000 Annual Meeting of Stockholders unless the Company receives notice of such matter not less than 60 nor more than 90 days prior to the anniversary date of the 2000 Annual Meeting of Stockholders (between February 18, 2000 and March 30, 2000), except that, if the 2000 Annual Meeting of Stockholders is not held within 30 days before or after May 18, 2000, a proxy may confer discretionary authority on management of the Company to vote on any manner brought at the 2000 Annual Meeting of Stockholders unless the Company receives notice of such matter within 10 days after notice of the date of the meeting is publicly given.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                  27     Financial Data Schedule

          (b)  Reports on Form 8-K for the three months ended
                June 30, 1999 - None

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                              FOTOBALL USA, INC
                                         -------------------------
                                                 (Registrant)



Dated: August 13, 1999             BY:  /s/Michael Favish
                                        --------------------------
                                        Michael Favish
                                        President and Chief Executive Officer
                                       (Duly Authorized Officer)


Dated: August 13, 1999             BY:  /s/Clifford A. Lyon
                                        --------------------------
                                        Clifford A. Lyon
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)