Form 10QSB
period 1999-09-30
FOTOBALL USA INC
filed 1999-11-12
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------


                        Commission file number 0 - 24608
                                              -----------

                               FOTOBALL USA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                          33 - 0614889
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


         3738 Ruffin Road, San Diego, California,              92123
       ------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                (619) 467 - 9900
                         -------------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         As of November 1, 1999 the Company had 3,533,037 shares of its common stock issued and outstanding.

             Transitional Small Business Disclosure Format Yes    No X
                                                              ---   ---

                                     1 of 16

                               FOTOBALL USA, INC.

                                      INDEX


                                                                     Sequential
                                                                     Page No.
                                                                     ----------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets as of December 31, 1998 and
                     September 30, 1999                                     3

            Condensed Statement of Operations for the three months and
                     nine months ended September 30, 1998 and 1999          4

            Condensed Statement of Cash Flows for the nine months
                     ended September 30, 1998 and 1999                      5


            Notes to Condensed Financial Statements                       6-8

   Item 2.  Management's Discussion and Analysis or Plan of Operations   9-14


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                 16




                                     2 of 16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS


                                                                          DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                                                          -----------------    ------------------
                                                                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                                       $     8,498           $1,995,587
   Accounts receivable                                                          3,041,633            4,963,769
   Inventories                                                                  3,438,552            3,817,424
   Prepaid expenses and other                                                     157,608              298,866
   Deferred income taxes                                                           90,000              794,000
                                                                              -----------          -----------
          TOTAL CURRENT ASSETS                                                  6,736,291           11,869,646
                                                                              -----------          -----------

PROPERTY AND EQUIPMENT, net                                                     1,126,551            1,297,876
                                                                              -----------          -----------

OTHER ASSETS
   Deposits and other                                                              31,767               30,185
                                                                              -----------          -----------
          TOTAL OTHER ASSETS                                                       31,767               30,185
                                                                              -----------          -----------
                                                                              $ 7,894,609          $13,197,707
                                                                              ===========          ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note Payable to Bank                                                        $ 400,000              $     --
   Current portion of capital leases                                              95,970               125,818
   Accounts payable and accrued expenses                                       1,315,831             1,970,446
   Income Taxes Payable                                                           39,800              (22,000)
                                                                              -----------          -----------
          TOTAL CURRENT LIABILITIES                                            1,851,601             2,074,264

LONG TERM LIABILITIES
   Capital leases, net of current portion                                        154,503               270,696
                                                                              -----------          -----------
          TOTAL LIABILITIES                                                    2,006,104             2,344,960
                                                                              -----------          -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      Authorized-1,000,000 shares;
      Issued and outstanding-none
   Common stock, $.01 par value;
      Authorized - 15,000,000 shares;
      Issued and outstanding - 2,699,242 shares as of December 31, 1998
      and 3,495,074 shares as of September 30, 1999                               26,992                34,951
   Additional paid-in capital                                                  8,590,994            11,430,521
   Accumulated deficit                                                        (2,729,481)             (612,725)
                                                                              -----------          -----------
          TOTAL STOCKHOLDERS' EQUITY                                           5,888,505            10,852,747
                                                                              -----------          -----------
                                                                              $7,894,609           $13,197,707
                                                                              ===========          ===========



                                     3 of 16

                               FOTOBALL USA, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                ------------------------------         ------------------------------
                                                   1998                1999                1998               1999
                                                ----------          ----------         -----------        -----------
SALES                                           $4,675,501          $9,797,852         $12,462,847        $21,672,411
COST  OF SALES                                   2,796,056           5,754,368           7,772,688         13,021,915
                                                ----------          ----------         -----------        -----------
         GROSS PROFIT                            1,879,445           4,043,484           4,690,159          8,650,496
                                                ----------          ----------         -----------        -----------
OPERATING EXPENSES
     Royalties                                     417,152             693,476             919,505          1,575,629
     Marketing                                     559,861             929,832           1,428,932          2,134,697
     General and administrative                    555,596           1,292,774           1,569,477          2,650,182
     Depreciation and amortization                  80,629             102,012             235,821            300,248
                                                ----------          ----------         -----------        -----------
         TOTAL OPERATING EXPENSES                1,613,238           3,018,094           4,153,735          6,660,756
                                                ----------          ----------         -----------        -----------

         INCOME FROM OPERATIONS                    266,207           1,025,390             536,424          1,989,740
                                                ----------          ----------         -----------        -----------

OTHER EXPENSE
     Interest expense                               28,101              47,394              55,536            108,109
     Interest income                                 (809)             (7,473)              (9,088)            (9,127)
                                                ----------          ----------         -----------        -----------
         TOTAL OTHER EXPENSE                        27,292              39,921              46,448             98,982
                                                ----------          ----------         -----------        -----------
         INCOME BEFORE INCOME TAX                  238,915             985,469             489,976          1,890,758

         INCOME TAX EXPENSE(BENEFIT)                95,200           (316,000)             195,200          (226,000)
                                                ----------          ----------         -----------        -----------
NET INCOME                                      $  143,715          $1,301,469         $   294,776        $ 2,116,758
                                                ==========          ==========         ===========        ===========
NET INCOME PER COMMON SHARE:
     BASIC                                      $      .05          $      .43         $       .11        $       .75
                                                ==========          ==========         ===========        ===========
     DILUTED                                    $      .05          $      .40         $       .11        $       .70
                                                ==========          ==========         ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
     BASIC                                       2,694,242           3,048,724           2,692,575          2,832,685
                                                ==========          ==========         ===========        ===========
     DILUTED                                     2,823,065           3,254,832           2,772,654          3,024,993
                                                ==========          ==========         ===========        ===========




                                     4 of 16

                               FOTOBALL USA, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 --------------------------------
                                                                    1998                  1999
                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $   294,776          $ 2,116,758
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 248,237              320,996
       Amortization of stock compensation expense                      7,425               25,816
       Changes in operating assets and liabilities
         Accounts receivable                                      (1,543,390)          (1,922,136)
         Inventories                                              (1,005,144)            (378,872)
         Prepaid expenses and other                                  (20,618)            (141,258)
         Deferred income taxes                                       163,000             (704,000)
         Accounts payable and accrued expenses                       544,971              654,614
         Income taxes payable                                             --              (61,800)
                                                                 -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                             (1,310,743)             (89,882)
                                                                 -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                              (134,113)            (492,321)
                                                                 -----------          -----------
    Decrease in long term deposits                                    34,615                1,582
                                                                 -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                (99,498)            (490,739)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net additions (reductions) of short-term credit facilities       700,000             (400,000)
    Proceeds (net of repayments) from capitalized leases             (46,298)             146,041
    Proceeds from exercise of stock options                           12,825              148,034
    Proceeds from warrant exercise                                        --            2,673,635
                                                                 -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            666,527            2,567,710
                                                                 -----------          -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (743,714)           1,987,089
CASH AND EQUIVALENTS, Beginning of period                            764,855                8,498
                                                                 -----------          -----------
CASH AND EQUIVALENTS, End of period                              $    21,141          $ 1,995,587
                                                                 ===========          ===========



                                     5 of 16

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


1.   CONDENSED FINANCIAL STATEMENTS

          The condensed balance sheet as of September 30, 1999, the condensed statement of operations for the three months and nine months ended September 30, 1998 and 1999, and the condensed statement of cash flows for the nine months ended September 30, 1998 and 1999 have been prepared by the Company without audit. A quarterly review was completed by the Company's auditors for the three months ended September 30, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

          The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.


2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     SIGNIFICANT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of deferred tax assets and the provision for discontinued and excess inventories. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

     DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with MLB, NFL, Nickelodeon, NHL and, to a lesser extent, colleges and universities. The Company's licensing arrangements expire at various times in the future. The following table summarizes the Company's significant license agreements expiring within the next six months and their renewal periods, in expiration date order:

         Licensor           Product          Expiration Date
         --------           -------          ---------------
         MLBPA              Baseball         December 31, 1999
         MLBP               Baseball         December 31, 1999
         Nickelodeon        Rugrats (USA)    December 31, 1999
         NFL Team Logo      Football         March 31, 2000

          The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the expiring license agreements will be renewed on acceptable terms and conditions. The non-renewal or termination of one or more of the Company's significant licenses could have a material adverse effect on the Company's business.

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (CONTINUED)


     VARIABILITY OF GROSS MARGINS - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. The Company realized gross margins of 39% during 1998 and margins have increased to 40% through the first nine months of 1999. The Company's gross margins may fluctuate, particularly between quarters, based in part on the concentration of promotions, retail sales and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins.

     VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the sporting industry and the effect this has on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment related products will help mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotions business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail business during the first nine months of 1999 accounted for approximately 84% of total sales. The Company presently does not anticipate that its existing business mix between retail and promotional sales will change significantly in the future.

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

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (CONTINUED)


3.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                      December 31, 1998    September 30, 1999
                                      -----------------    ------------------
       Accounts receivable - trade          $ 3,188,445           $ 5,213,769
       Less allowance for bad debt             (146,812)             (250,000)
                                            -----------           -----------
       Total accounts receivable            $ 3,041,633           $ 4,963,769
                                            ===========           ===========


4.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                      December 31, 1998    September 30, 1999
                                      -----------------    ------------------
       Finished goods                       $ 1,700,148           $ 2,118,279
       Raw material                           1,738,404             1,699,145
                                            -----------           -----------
       Total inventory                      $ 3,438,552           $ 3,817,424
                                            ===========           ===========

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

         The following table sets forth certain unaudited operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                          THREE MONTHS ENDED                              NINE MONTHS ENDED
                                             SEPTEMBER 30,                                  SEPTEMBER 30,
                             --------------------------------------------------------------------------------------------------
                                    1998                     1999                    1998                    1999
                             --------------------------------------------------------------------------------------------------
Sales                           $ 4,675,501    100%      $9,797,852      100%    $12,462,847    100%     $21,672,411     100%
Cost of Sales                     2,796,056     60        5,754,368       59       7,772,688     62       13,021,915      60
Operating Expenses                1,613,238     35        3,018,094       31       4,153,735     33        6,660,756      31
Operating Income                    266,207      6        1,025,390       10         536,424      4        1,989,740       9
Interest Expense                     28,101      1           47,394        -          55,536      -          108,109       -
Interest Income                       (809)      -          (7,473)        -         (9,088)      -          (9,127)       -
Income before Income Tax            238,915      5          985,469       10         489,976      4        1,890,758       9
Income Tax Expense (Benefit)         95,200      2        (316,000)      (3)         195,200      2        (226,000)     (1)
Net Income                      $   143,715      3%      $1,301,469       13%    $   294,776      2%      $2,116,758      10%

For the Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1999:


SALES:

         Sales increased 110% for the three months ended September 30, 1999 from sales for the three months ended September 30, 1998. The Company's retail sales grew 114% and its promotion sales grew 78% over the prior year period. For the three months ended September 30, 1999, retail sales constituted 89% of total sales, as compared to retail sales constituting 88% of total sales for the three months ended September 30, 1998. Contributing to the rapid retail sales growth were national account sales, which are expanding both in sales per store and the number of stores serviced, and the introduction of new product lines featuring new designs. Additionally, the Company's entertainment/amusement-related business experienced significant growth during the three months ended September 30, 1999 due to certain millennium-related products. Although the Company is concentrating on the growth of the retail business, the Company will continue to pursue the promotions business aggressively, focusing on leveraging its sports league relationships and product development. Promotion sales increased in 1999 as compared to 1998 due primarily to one large baseball promotion and several one-time college and professional football promotions. For the three months ended September 30, 1999, promotion sales were 11% of sales compared to promotion sales of 12% for the three months ended September 30, 1998.

GROSS PROFIT:

         Gross profit increased 115% for the three months ended September 30, 1999 from gross profit for the three months ended September 30, 1998. Gross profit increased on an absolute basis as a result of the significant increase in total sales. The Company's gross margin increased to 41% for the three months ended September 30, 1999 from 40% for the three months ended September 30, 1998. The gross margins as a percentage of sales increased from 1998 to 1999 due to a greater percentage of higher margin retail and promotional sales, combined with the introduction of new and exciting higher margin product lines. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix. See Footnote 2, "Notes to Condensed Financial Statements."

OPERATING EXPENSES:

         Operating expenses constituted 31% of sales for the three months ended September 30, 1999, as compared to 35% of sales for the three months ended September 30, 1998. The increase in operating expenses on an absolute basis was due primarily to increased royalty expenses and sales commissions resulting from significantly higher sales and an increase in general and administrative expenses overall. Operating expenses as a percentage of sales decreased due to the fixed component of marketing and general and administrative expenses being allocated over significantly higher sales volumes.

         Royalty expense increased 66% for the three months ended September 30, 1999 from royalty expense for the three months ended September 30, 1998 due to a significant increase in overall sales. As a percentage of sales, royalty expense decreased to 7% for the three months ended September 30, 1999, as compared to 9% for the three months ended September 30, 1998 due primarily to an increase in sales of non-royalty bearing products introduced during 1999. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal. See Footnote 2, "Dependence Upon Licensing Arrangements."

         Marketing expenses increased 66% for the three months ended September 30, 1999 from marketing expenses for the three months ended September 30, 1998. Marketing expenses as a percentage of sales decreased to 9% of sales for the three months ended September 30, 1999 from 12% of sales for the three months ended September 30, 1998, primarily as a result of allocating the fixed components of marketing expenses over significantly higher sales volume. Marketing expenses increased from 1998 to 1999 in absolute terms primarily due to an increase in outside sales commissions related to the Company's retail business and an increase in headcount related items.

         General and administrative expenses increased 133% for the three months ended September 30, 1999 from general and administrative expenses for the three months ended September 30, 1998. This increase is a result of increases in rent expense, salary expenses related to additional personnel and professional services fees. As a percentage of sales, general and administrative expenses increased slightly to 13% for the three months ended September 30, 1999 from 12% for the three months ended September 30, 1998. The Company anticipates that general and administrative expenses will continue to increase as a result of the need to expand the Company's infrastructure to accommodate the continued growth anticipated in the future.

INTEREST EXPENSE AND INCOME:

         Interest expense was $47,394 for the three months ended September 30, 1999, an increase of $19,293 from interest expense of $28,101 for the comparable period in 1998. The increase reflects interest charges on the line of credit as a result of a higher average loan balance reached during the period ended September 30, 1999, combined with interest charges from capitalized equipment leases. The Company paid down its revolving line of credit entirely during the three months ended September 30, 1999, utilizing a portion of the proceeds from the warrants exercised during the period, as more fully discussed in "Liquidity and Capital Resources". Total capitalized equipment and machinery leases increased to $397,000 at September 30, 1999 from total capitalized equipment and machinery leases of $274,000 at September 30, 1998. Interest income was $7,473 for the three months ended September 30, 1999, an increase of $6,664 from interest income of $809 for the comparable period in 1998. This increase was primarily due to proceeds received from the exercise of warrants during the quarter that were invested in an interest bearing depository account, as more fully discussed in "Liquidity and Capital Resources".

INCOME TAX EXPENSE (BENEFIT):

         The Company incurred an income tax benefit of ($316,000) for the three months ended September 30, 1999 compared to income tax expense of $95,200, or a 40% effective tax rate, for the prior year period. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then diluted earnings per share would have been as follows:


         Income before income tax                               985,469
         Proforma income tax expense (40% tax rate)             394,188
                                                              ---------
         Proforma net income                                  $ 591,281
                                                              =========
         Proforma diluted earnings per share                  $     .18
                                                              =========

         As of September 30, 1999 the Company had deferred tax assets of approximately $794,000 consisting primarily of valuation reserves. The income tax benefit was primarily due to the elimination of a deferred tax valuation allowance established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. As of September 30, 1999, the Company has utilized all of its available net operating loss carryforward.

For the Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1999:

SALES:

         Sales increased 74% for the nine months ended September 30, 1999 from sales for the nine months ended September 30, 1998. The increase was due primarily to an 84% increase in the Company's retail sales during the nine months ended September 30, 1999, as compared to September 30, 1998. Promotion sales increased 36% for the nine months ended September 30, 1999, as compared to September 30, 1998. Sales increased in all product categories except baseball, with the most significant increases in football (159%), basketball (43%), lapel pins, soccer and hockey product lines. Baseball sales decreased by 19% for the period ended September 30, 1999 compared to the prior year period due primarily to sales related to the breaking of the home run record in 1998. Other product lines increased due to new product development design introductions. Promotion sales increased in 1999 as compared to 1998 due primarily to two major baseball promotions and several one-time college and professional football promotions.

GROSS PROFIT:

         Gross profit increased 84% for the nine months ended September 30, 1999 from gross profit for the nine months ended September 30, 1998. As previously noted, gross profit increased on an absolute basis in 1999 due to higher sales. The Company's gross margin increased from 38% to 40% for the nine months ended September 30, 1998 and 1999, respectively, reflecting a greater percentage of higher margin retail sales.

OPERATING EXPENSES:

         Operating expenses constituted 31% of sales for the nine months ended September 30, 1999, a decrease from 33% of sales for the nine months ended September 30, 1998. Operating expenses as a percentage of sales decreased as a result of the Company's fixed operating costs being allocated over substantial increases in sales volumes. Operating expenses on an absolute basis increased 60% during this period for the reasons discussed below.

         Royalty expense increased 71% for the nine months ended September 30, 1999 from royalty expense for the nine months ended September 30, 1998. Royalty expense as a percentage of sales remained constant at 7% for the nine months ended September 30, 1999 and 1998 respectively, principally due to a higher mix of sales coming from non-licensed products in 1999 versus 1998, offset by a substantial growth in total sales in 1999.

         Marketing expenses increased 49% for the nine months ended September 30, 1999 from marketing expenses for the nine months ended September 30, 1998. Marketing expenses as a percentage of sales decreased to 10% for the nine months ended September 30, 1999 from 11% for the nine months ended September 30, 1998, primarily as a result of the non-variable component of marketing expenses, such as wages and exhibiting costs, being allocated over substantially higher sales volumes.

         General and administrative expenses increased 69% for the nine months ended September 30, 1999 from general and administrative expenses for the nine months ended September 30, 1998. General and administrative expenses as a percentage of sales decreased to 12% for the nine months ended September 30, 1999 from 13% for the nine months ended September 30, 1998. This decrease is a result of several factors, including the Company's sales growing at a faster rate than the Company's fixed costs. Although the Company's sales are growing at a significant rate, the Company strives to keep down overhead costs in relation to total sales, although absolute increases are anticipated due to the Company's overall growth rate.

INTEREST EXPENSE:

         Interest expense was $108,109 for the nine months ended September 30, 1999, an increase of $52,573 from interest expense of $55,536 for the comparable period in 1998. The increase in interest expense reflects the additional borrowings under the Company's revolving line of credit during fiscal year 1999 over 1998. The Company does not anticipate use of the revolving line of credit for the remainder of 1999, thereby decreasing interest expense for the fourth quarter of 1999.

INCOME TAX EXPENSE (BENEFIT):

         The Company received a ($226,000) income tax benefit for the nine months ended September 30, 1999 compared to income tax expense of $195,200, or a 40% effective tax rate, for the prior year period. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then diluted earnings per share would have been as follows:



         Income before income taxes                       $ 1,890,757
         Proforma income tax expense (40% tax rate)           756,303
                                                          -----------
         Proforma net income                              $ 1,134,454
                                                          ===========
         Proforma diluted earnings per share              $       .38
                                                          ===========



LIQUIDITY AND CAPITAL RESOURCES

         The Company's net working capital increased $4,910,692, or 101%, during 1999 to $9,795,382 at September 30, 1999 from $4,884,690 at December 31, 1998.
Accounts receivable increased by approximately $1.9 million and inventory increased by approximately $380,000 from December 31, 1998 to September 30, 1999. The increase in accounts receivable is due primarily to higher sales in 1999, as compared to 1998 and due to a greater percentage of total sales derived from national retail accounts which typically require longer repayment terms than the Company's normal thirty-day credit terms. Since the Company expects an increasing contribution from national retailers in the future, it expects a corresponding moderate increase in its accounts receivable days sales outstanding. The Company's increase in inventory is due primarily to the rapid growth in its retail business requiring on-hand inventory items, its expanding line of products and its expectation of increasing demand for these products in future periods.

         Cash flow used in operations decreased by approximately $1.2 million, or 93%, to cash used in operations of $89,882 for the nine months ended September 30, 1999 from cash used in operations of $1,310,743 for the nine months ended September 30, 1998. This decrease can be attributed primarily to approximately $1.8 million, or 618%, in additional net income generated during the first nine months of 1999 compared to 1998, partially offset by higher accounts receivable and deferred income taxes.

         Cash and equivalents totaled $1,995,587 at September 30, 1999, an increase of $1,987,089 from cash and equivalents of $8,498 at December 31, 1998. This increase can be attributed primarily to the net proceeds received from the exercise of warrants, as more fully explained below. The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $700,000, which will be used to purchase additional product molds, production machinery, leasehold improvements and office and computer equipment.

         On June 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrantholders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with its terms. The Company previously registered the shares underlying the warrants for resale by the holders and filed a prospectus supplement in order to update the prospectus to reflect the repricing and extension of the warrants. A total of 686,167 warrants were exercised on or before August 27, 1999. The Company realized a 49% exercise rate of the total warrants originally issued and outstanding (1,411,673) with net proceeds received by the Company of $2,673,635 (after costs associated with the offering were deducted). All funds received will be retained for working capital purposes to finance the Company's continued rapid growth in all areas and possible acquisitions.

         At September 30, 1999 the Company has commitments for minimum guaranteed royalties under licensing agreements approximating $560,000 in the aggregate through 2002, of which $167,000 is due at various times in 1999. Given the Company's expectation that it will realize operating profits due to increases in its retail business during the fourth quarter of 1999, these guaranteed royalties are anticipated to be funded from operations.

         The Company currently has a one-year credit agreement with Scripps Bank with a credit line of $3,500,000, which expires April 15, 2000. This credit line is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants through September 30, 1999. There were no outstanding borrowings under the credit line as of September 30, 1999 as compared to $700,000 at September 30, 1998.

         The Company has a $3,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There were no borrowings under the line of credit as of September 30, 1999.

         Management believes that the Company's existing cash position, credit facilities and internally generated cash flows, in addition to the net proceeds received from the warrants will be adequate to support the Company's growth, liquidity and capital needs at least through the end of 1999.

         The Company has implemented its Year 2000 plan and believes it is Year 2000 compliant. Pursuant to the Company's Year 2000 plan, the Company upgraded and tested its information technology ("IT") and non-IT computerized systems to assure that the transition to a Year 2000 compliant system will not disrupt the Company's operations. The Company also evaluated the systems of its key customers and suppliers to ensure that these companies are Year 2000 compliant. The cost of this evaluation was nominal. Based upon the results of this evaluation, the Company believes that its key customers and suppliers are Year 2000 compliant. However, there can be no assurance that the Company's key customers or material suppliers, vendors or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1999, its ability to realize increasing profitability in the fourth quarter of 1999, overall sales trends, gross margin trends, operating cost trends and cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1999, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                     10     Material Contract
                     27     Financial Data Schedule

         (b) Reports on Form 8-K for the three months ended September 30, 1999 - None

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



                                                    FOTOBALL USA, INC
                                          -------------------------------------
                                                       (Registrant)



Dated: November 12, 1999              BY: /s/ Michael Favish
                                          ------------------
                                          Michael Favish
                                          President and Chief Executive Officer


Dated: November 12, 1999              BY: /s/ Clifford A. Lyon
                                          --------------------
                                          Clifford A. Lyon
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)