Form 10KSB
period 1999-12-31
FOTOBALL USA INC
filed 2000-03-29
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
           [X]       Annual Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 For
                     the fiscal year ended December 31, 1999

           [ ]  Transition Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from ________________ to ________________

                         Commission file number: 0-24608

                               -------------------

                               FOTOBALL USA, INC.
                 (Name of small business issuer in its charter)

         Delaware                                               33-0614889
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  3738 Ruffin Road, San Diego, California 92123
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (858) 467-9900

                                 ---------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Right

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     The Issuer's revenues for the fiscal year ended December 31, 1999 were $28,690,211.

     The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the average bid and ask prices of such stock, as of March 21, 2000, was $15,183,059.

     As of March 21, 2000, the Company had 3,575,368 shares of
Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 9, 2000 are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       ---     ---

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Fotoball USA, Inc., a Delaware corporation (the "Company"), designs, develops, manufactures and markets high quality custom sports and non-sports related products. These products are sold in the licensed product retail market through a nationwide network of over 3,000 retailers including Target, Sears, Wal-Mart, Toys R Us and J.C. Penney. Additionally, the Company provides custom sports and non-sports related products for corporate promotions and non-licensed specialty sports products to corporations for resale, including sales to amusement parks and entertainment-related companies. The Company currently holds licenses with Major League Baseball Properties and Major League Baseball Players Association, NHL Enterprises and National Hockey League Players Association, National Football League Properties and NFL Players Inc., over 300 National Collegiate Athletic Association ("NCAA") colleges and universities, and certain entertainment properties including Warner Bros. Looney Tunes(R), Nickelodeon's "Rugrats" and "Blues Clues" characters, United Media's "Peanuts", The Coca-Cola Company and Disney's ESPN(R). Pursuant to these licenses, the Company has the right to use, for commercial purposes, the names and logos of sports leagues, teams, colleges and universities and the likeness and signature of certain sports figures and cartoon characters.

         The Company sells its products to two distinct types of customers: its promotions customers, to whom the Company sells custom-designed products directly to companies, and its retail customers which includes both the sale of licensed products directly to mass merchants, sports teams and concessionaires (its "national retail sales" customer) and the sale of non-licensed specialty sports products to amusement park and entertainment-related companies for resale and promotional use (its "entertainment" customer).

         The Company's national retail sales represents a customer base of over 3,000 retailers, including selected department stores and mass merchants (such as Target, Sears, Wal-Mart, Toys R Us, J.C. Penney, Kmart and Champs), airport and hotel concessionaires, various licensed sports specialty and sporting goods chains, various consumer catalogs, numerous e-commerce sites and professional sports stadiums (including all 30 Major League Baseball stadiums, the majority of professional minor league baseball stadiums and football stadiums). The Company's entertainment business designs, develops and manufactures specialty products for large companies such as Walt Disney, Warner Bros., QVC, Paramount and Six Flags theme parks.

         The Company's promotion customers, which include large companies such as General Mills, Castrol, MasterCard and McDonalds, purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of sports teams. The Company provides its promotions customers with a wide range of graphic design, product development and manufacturing services. These services include assisting customers in the negotiation of corporate sponsorships with professional sports teams and their associations, in designing and developing promotions and in procuring product licenses and authorizations. The Company is responsible for all phases of production, including creative design, manufacturing, quality control, packaging and shipping.

         During 1999, the Company launched the Fotoball Collectors Club, www.fotoballclub.com, an e-commerce site primarily targeting sports collectors with exclusive high-end limited edition collectibles. The site offers a variety of products that relate to baseball, football, hockey and the NCAA. The Company is exploring different ways of pursuing e-commerce business in the future to sell high-end collectibles while preserving its relationships with retailers.

         Fotoball USA, Inc., a California corporation and the predecessor to the Company ("Fotoball California"), was incorporated under the laws of the State of California on December 13, 1988. The Company then was incorporated under the laws of the State of Delaware on April 27, 1994, for the purpose of merging and continuing the business of Fotoball California. On July 29, 1994, Fotoball California merged with and into the Company, with Fotoball USA, Inc. being the surviving corporation.

PRODUCTS

         The Company offers a variety of custom-imprinted sports and non-sports products across a broad range of price points. The Company currently markets over 500 custom-imprinted sports and non-sports related products with general wholesale prices ranging from approximately $1.00 to $17.95 per item. The following is a description of each of the Company's main product lines:

    Baseball:

         The Company uses a synthetic leather, official size and weight baseball, as well as a synthetic leather, composite core jumbo baseball, on which it prints or embosses various images. The baseball product line includes baseballs featuring a players' image and statistics, embroidered baseballs, logo team baseballs featuring logos of Major League Baseball ("MLB") and minor league baseball teams (collectively "Professional Baseball"), mini-glove and baseball gift sets, specialty baseballs including mini-hanging baseballs, soft vinyl polyester filled baseballs licensed by Professional Baseball, colleges and universities and several entertainment properties and promotional baseballs custom-printed and used for promotions.

    Football:

         The Company uses a synthetic leather football in a variety of sizes and finishes. The football product line includes Teamball TM and the National Football League ("NFL") Player Fotoball(R), mini-footballs featuring NFL team logos and full color images of NFL players, official size footballs featuring university or college logos, NFL Souvenir official size footballs featuring team and Super Bowl logos and NFL marks produced in limited edition, performance/official size footballs featuring color images for specialty retailers such as Walt Disney and WB Sport and promotional full-size and miniature footballs custom-printed and used for promotions.

    Basketball:

         The Company uses a basketball with a high-grade synthetic leather finish on six panels and white synthetic leather on two panels for its miniature basketballs. The Company uses an official size basketball constructed of vulcanized rubber for its brand licensed and college product line and an official size basketball constructed of synthetic leather. The basketball product line includes University Teamball(R) made from synthetic leather, both full and youth-size vulcanized rubber basketballs featuring a full-color image of a university or college logo and nickname, National Basketball Association ("NBA") team logo ball featuring full-color logos of several NBA teams sold to individual teams for exclusive sale by the respective team within the arena, basketball hoop sets with backboards featuring college logos combined with a mini-basketball, performance/official size basketballs featuring full-color images for specialty retailers and promotional basketballs in all sizes made primarily from vulcanized rubber featuring graphic designs of team, college or corporate logos for promotions.

    Soccer Ball:

         The Company uses a 16-inch, 12-panel machine stitched synthetic leather soccer ball for its miniature soccer balls. The Company uses a size 5 machine stitched soccer ball for its brand-licensed products. The soccer product line includes performance/size 5 soccer ball featuring color images for specialty retailers and promotional soccer balls custom-printed and used for promotions.

    Hockey Puck:

          The Company uses a hockey puck that is officially licensed with the National Hockey League ("NHL"). The hockey product line includes team puck featuring NHL team logos, player images and player facsimile autographs packaged in a mini-net, chrome puck featuring metallic graphic process designs on a disk displayed in a hockey net and college puck featuring a full color image of a university or college logo.

    Lapel Pin:

          The Company produces a variety of lapel pin styles including cloisonne, die struck, brass etched and steel for the licensed product retail market, for corporate promotions and to brand licensed retail customers. The lapel pin product line includes customized lapel pins for entertainment customers, NCAA lapel pins for NCAA championship series and Final Four(TM) tournament licensed by the NCAA and promotional pins custom manufactured and used for corporate promotions and programs.

    Playground Ball:

         The company uses a soft vulcanized rubber ball in various sizes for its entertainment-related licensed products such as for Warner Bros. Looney Tunes and Scooby Doo and Nickelodeon's "Rugrats" and "Blues Clues" characters. The Company uses an 8-inch playground ball for its MLB team logo playground ball featuring all MLB teams, as well as for its NFL team logo playground ball featuring all NFL teams.

    Softee Sports Products:

         The Company uses polyester-filled soft vinyl for its "softee" sport balls. The softee product line includes a Teamball basketball featuring college and minor league team logos and promotional miniature football and baseball custom-printed and used for promotions.

MANUFACTURING, SUPPLY AND DISTRIBUTION

        Significant portions of all raw materials used in the production of the Company's retail products are purchased from unaffiliated manufacturers in the Far East. An increasingly greater percentage of the Company's retail products are manufactured overseas, requiring only inflation and packaging of the products to be completed at the Company's San Diego, California facility. Additionally, the majority of the Company's promotions products are manufactured according to Company and customer specifications by these same unaffiliated manufacturers. In 1999, the Company purchased approximately 88% of its raw materials and finished retail and promotion goods from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased. The imprinting process, which involves the application of an image onto a blank ball, is performed either at the Company's San Diego, California facility or in China, depending upon the complexity of the printing process required. The complex four-color process is performed exclusively at the San Diego facility and the less sophisticated printing can be performed either at the San Diego facility or in China. The Company's senior management periodically visits its suppliers to supervise the manufacturing of its products and to ensure compliance with the Company's quality control standards and specifications. The Company is not a party to any written contract with any supplier and relies on its long-standing relationships to ensure quality, responsiveness and efficiency. All of the Company's products manufactured abroad are paid for in United States dollars.

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

LICENSE AGREEMENTS

         The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with MLB, NFL and, to a lesser extent, Warner Bros., Coca-Cola, Nickelodeon, NHL and colleges and universities. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with the MLB or NFL, could have a material adverse effect on the Company's business. The following is a brief description of the Company's material license arrangements with its licensors:

         The Company was granted by National Football League Properties, Inc. ("NFLP") the non-exclusive right to utilize in the United States, United Kingdom and Japan, the names, symbols, designs and colors of the following: "National Football League," "NFL," "NFC," "AFC," "Super Bowl," "Pro Bowl," the Member Clubs of the NFL (including the helmet designs, uniforms, team names, nicknames, identifying slogans and logos and other member club indicia) (the "Team license"), and the names, likeness, portraits, pictures, photographs, signatures and biographical information of the NFL Quarterback Club(TM) and its members ("Quarterback Club" license). The Company also received from NFLP the right to utilize team and league logos on limited edition, collectible, official size synthetic-leather footballs. The terms of the licenses extend through March 31, 2000. The Company has received a letter of intent from the NFLP renewing the license through March 31, 2003. The Company is obligated to pay a royalty based on net sales of licensed products subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the NFLP upon acceptable terms at its expiration.

         The Company was granted by the Major League Baseball Players Association ("MLBPA") the non-exclusive right to utilize in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likeness, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into a commercial agreement with the MLBPA. The term of the license extends through December 31, 2000. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBPA upon acceptable terms at its expiration.

         The Company was granted by Major League Baseball Properties, Inc. ("MLBP") the non-exclusive right to utilize in the United States the names, symbols, logos, and other similar or related identification of "MLBP." The term of the license extends through December 31, 2001. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBP upon acceptable terms at its expiration.

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

OTHER CONSIDERATIONS

         VARIABILITY OF GROSS MARGINS - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. The Company realized gross margins of 39% during 1998 and gross margins have increased to 41% during 1999. The Company's gross margins may fluctuate, particularly between quarters, based in part on the concentration of promotions, retail sales and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins.

         VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the sporting industry and the effect this has on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products helps mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotions business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail business during 1999 accounted for approximately 87% of total sales.

         CONCENTRATION ON RETAIL SALES - Retail sales were 87% of total sales for the year ended December 31, 1999, as compared to 75% of total sales for the year ended December 31, 1998. One large customer accounted for approximately 25% of total sales for the year ended December 31, 1999; no other customer accounted for 10% or more of total sales in 1999 or 1998.

         DEPENDENCE UPON KEY PERSONNEL - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a three-year employment agreement with the Company, commencing on August 10, 1999, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish could have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish.

COMPETITION AND TECHNOLOGICAL CHANGE

         The promotions and sports related retail businesses are highly competitive, diverse and constantly changing. The Company experiences substantial competition in most of its product categories from a number of companies, some of which have greater financial resources, marketing and manufacturing capabilities than the Company.

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

         The technology currently being used by the Company has contributed to restricting direct competition of its product lines. The future success of the Company will be dependent, in part, upon its proprietary printing process and ability to keep pace with advancements in printing and graphic designs. There can be no assurance that new printing technology will not be developed that renders the Company's current printing process and products obsolete or inferior, or that other competitors will not develop the technology currently used by the Company. The future success of the Company is increasingly dependent upon the creativity of its design team, its ability to reproduce these designs onto sports products with high quality output, and new product development.

         The domestic promotions business is highly competitive. The Company competes frequently with the same companies as in its licensed sports product business, particularly Baden and Rawlings. Additionally, a variety of companies who outsource sports ball products from China do compete against the Company for certain promotional orders. However, the Company believes that its creativity, higher quality and reliable service result in a competitive advantage. The Company's competitors include companies that have significantly greater financial and other resources than does the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

         Within its retail business, the Company competes on the basis of its quality manufacturing process, its strong relationships with its licensors, its price point, brand equity of the Fotoball name in the marketplace and its use of selected distribution channels for retail products. As previously noted, a significant competitive advantage of the Company is its creative design capabilities, and its ability to reproduce these designs onto high quality products.

         The Company prepared a plan to be Year 2000 compliant and was successful in doing so. The costs of achieving Year 2000 compliance did not have a material impact on the Company's business operations or its financial condition.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

         Fotoball(R) is a registered trademark of the Company. The Company believes that Fotoball(R) is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses trademarks, such as Teamball(TM), Fotopuck(TM), Dunk This(TM) and Heads Up(TM), which are registered with the U.S. Patent and Trademark Office. The Company considers the Fotoball(R) trademark to be material to its business.

         The Company is able to successfully reproduce a variety of intricate designs on its products with detail and accuracy, using the Company's proprietary printing process. This process was developed by the Company by combining several pre-existing techniques that are used in other similar industries. To the Company's knowledge, no other company currently has the ability to perform the complete process. The Company does not rely upon any material patents or licensed technology in the operation of its business. The Company does not believe that it is possible to be issued a patent on its proprietary printing process and, accordingly, there can be no assurance that the Company's techniques, processes and formulations will not otherwise become known to, or independently developed by, competitors of the Company.


         The cost of advancing the technology used in its printing process and research and development costs associated with designing and creating new products are presently not considered significant.

GOVERNMENTAL REGULATIONS

         In the United States, the Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous, and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the United States, as well as in Canada and Europe. The Company has established a strong quality assurance program (including the inspection of goods at the factories, the retention of independent testing laboratories and the independent testing by certain licensors of which product must pass certain external safety standards for their own purposes) to ensure compliance with applicable laws. While the Company believes that its products comply in all material respects with regulatory standards, there can be no assurance that the Company's products will not be found to violate applicable laws or rules and regulations which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive, and which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         The Company's operations are subject to federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain processes of the Company's operations may, from time to time, involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. The Company's imprinting process involves the use of inks, ink thinners, and xylene in the cleaning process of the ball. The Company believes that is has obtained all material permits and that its operations are in substantial compliance with all material applicable environmental laws and regulations. Any non-compliance with environmental laws and regulations is not likely to have a material adverse effect on the Company under current operations, its results of operations or its liquidity due primarily to the small quantities used in the processes. The cost of compliance with environmental laws and regulations are not considered to be significant at this time.

EMPLOYEES

         As of March 1, 2000, the Company employed 103 persons, all on a full-time basis, including 7 in executive positions, 10 in sales, 10 in graphic production, 31 in administrative support positions and 45 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is satisfactory.

ITEM 2.       DESCRIPTION OF PROPERTY

          The Company's headquarters and warehouses are located in approximately 86,000 square feet of leased space at 3738 Ruffin Road and 4000 Ruffin Road, San Diego, California 92123. The headquarters are leased from an unaffiliated party under a seven-year lease agreement which commenced in April 1994 and expires March 2001 with monthly rent increasing incrementally from $8,800 to $18,710, together with certain common area expenses, during the term of the lease. In July 1997, the Company began leasing 23,000 square feet of additional warehousing space from an unaffiliated party under a one-year lease agreement for a monthly rent of $9,913. In May 1998 and March 1999, the Company added 19,000 and 18,000 square feet, respectively, of additional warehousing space at its 4000 Ruffin Road facility. The Company now has approximately 60,000 square feet of warehousing space, of which the lease expires in July 2001, including a one-year renewal option at a monthly rent of $26,422.

         In March 2000, the Company executed a lease for new headquarters and warehouse space. The new space consists of approximately 101,000 square feet of leased space at 6740 Cobra Way, San Diego 92121. The new space is being leased from an unaffiliated party under a lease agreement which provides for a 123 month term commencing in August 2000, with two five-year option periods. Monthly rent under the lease commences at $79,500 per month, with 5% fixed increases to occur every two years. The Company will receive a three-month rent credit during its first three months of occupancy and will receive certain other improvement allowances from the landlord. The Company anticipates that the new premises will meet its space requirements for the foreseeable future. The specific timing of relocation to the new space has not yet been determined, but is expected to take place within the next six months. The Company expects that it will be able to terminate its present lease commitments at 4000 Ruffin Road and 3738 Ruffin Road and does not presently expect to incur any additional material expenses associated with such lease terminations.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to any material litigation or legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock ("Common Stock") is traded over-the-counter on the Nasdaq National Market. The following table sets forth the range of trade prices for the Common Stock during the periods indicated and represents inter-dealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer, and may not necessarily represent actual transactions.

                               SYMBOL             HIGH               LOW
Common Stock:                  (FUSA)             ----               ---
                               ------
    1998
           First Quarter                         $  1.75          $  1.00
           Second Quarter                        $  3.25          $  1.38
           Third Quarter                         $  3.19          $  1.63
           Fourth Quarter                        $  3.38          $  1.88

    1999
           First Quarter                         $  4.38          $  3.13
           Second Quarter                        $  5.88          $  3.44
           Third Quarter                         $  7.25          $  3.53
           Fourth Quarter                        $  8.91          $  5.63

         On March 17, 2000, there were approximately 70 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,377 beneficial owners of the Common Stock.

         The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1998 AND 1999:

         The following table sets forth certain operating data (in whole dollars and as a percentage of the Company's sales) for the years ended December 31, 1998 and 1999:

                                                    1998       %          1999        %
                                             ----------------  --  ----------------   -
             Sales                               $19,147,728   100      $28,690,211  100
             Cost of Sales                        11,590,631   61        16,922,249   59
             Gross Profit                          7,557,097   39        11,767,962   41
             Operating Expenses                    6,448,168   34         8,939,658   31
             Operating Income                       1,108,929   6         2,828,304   10
             Interest Expense                         88,183    1           120,711   --
             Interest Income                          10,128    1            51,473   --
             Income Before Income Tax               1,030,874   5         2,759,066   10
             Income Tax Expense                      433,000    2           113,000   --
             Net Income                            $ 597,874    3    $    2,646,066    9

SALES:
         Sales increased $9.5 million, or 50%, for the year ended December 31, 1999 from sales for the year ended December 31, 1998. The increase in sales was due to an increase in retail sales of $10.6 million, or 74%, offset by a decline in promotion sales of $1.0 million, or 21%, as compared to the prior year period. During 1999, the Company realized substantial product sales increases of footballs (103%), playground balls (255%), basketballs (37%) and lapel pins (growth percentage is not meaningful as sales in 1998 were insignificant).

         The retail sales increase was due to several factors, including the continued expansion of sales to national mass merchants, significant increases in entertainment-related sales and significant increases in sales from the Company's expanding product lines. Retail sales were 87% of total sales for the year ended December 31, 1999, as compared to 75% of total sales for the year ended December 31, 1998. The number of retail stores serviced increased during 1999 and the merchandising space allocated to the Company's product within each store increased. Additionally, retail sales benefited from new entertainment licenses acquired by the Company and from increases in the Company's team business, which sells directly to professional sports teams and their respective concessionaires. While no assurances can be made, several factors support continued retail sales growth in the future. These factors include expanding penetration into national retailers, continued growth within the Company's amusement and entertainment customers, the leveraging of existing licensed properties, such as Warner Bros. Looney Tunes and Scooby-Doo, Coca-Cola, and Nickelodeon's "Rugrats" and "Blue Clues" characters, and the addition of new licensed properties and new products.

         The promotion sales decrease was due primarily to one substantial national corporate promotion in 1998 relating to the record-breaking home run race between Mark McGuire and Sammy Sosa. The Company has stated its concentration was to expand the retail business sector to help mitigate its dependence upon promotion sales to customers. In 1999, promotion sales were 13% of total sales, compared to 25% of total sales in 1998 and 33% of total sales in 1997. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits through several strategies. These strategies include leveraging its relationships with its licensors, including MLB, NFL and colleges and universities, to secure promotions with corporations who sponsor these organizations. In addition, the Company will capitalize on the success of its entertainment business by pursuing promotional opportunities within the same customer base, leveraging current and future licensing rights by using these properties and characters in value-added, corporate promotions.

GROSS PROFIT:

         Gross profit increased 56% for the year ended December 31, 1999 from gross profit for the year ended December 31, 1998, reflecting the increase in total sales in 1999. Gross margins as a percentage of sales for the year ended December 31, 1999 increased to 41% from 39% for the prior year period. The Company's gross margins as a percentage of sales increased from 1998 to 1999 due primarily to a greater percentage of higher margin retail sales, combined with the introduction of new higher margin product lines.

OPERATING EXPENSES:

         Total operating expenses increased 39% for the year ended December 31, 1999 from total operating expenses for the year ended December 31, 1998. Operating expenses as a percentage of sales decreased to 31% in 1999 from 34% in 1998 due to the fixed components of operating expenses being allocated over significantly higher sales volume. Operating expenses increased in absolute terms due primarily to an increase in variable operating expenses, reflective of the Company's increased retail sales contribution. The Company anticipates that operating expenses will increase in absolute terms in 2000.

         Royalty expense increased 27% for the year ended December 31, 1999 from royalty expense for the year ended December 31, 1998 due to a significant increase in overall sales. Royalty expense as a percentage of sales decreased to 7% in 1999 from 8% in 1998 due primarily to an increase in sales of non-royalty bearing entertainment-related programs. The Company expects that, in absolute terms, royalty expense will increase in 2000 reflecting the anticipated increase in retail sales. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewals. To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

         Marketing expenses increased 30% for the year ended December 31, 1999 from marketing expenses for the year ended December 31, 1998. Marketing expenses as a percentage of sales decreased to 10% in 1999 from 12% in 1998, reflecting the absorption of the fixed components of marketing expenses over significantly higher sales volumes. Marketing expenses increased in absolute terms due primarily to increases in variable costs including independent sales representative commissions and performance bonuses correlating directly to the significant increase in retail sales, in addition to increased salary-related expenses due to increased personnel. The Company anticipates that marketing expenses will increase in absolute terms in 2000, reflecting increases in variable costs resulting from expected higher sales volumes and the growth of the Company as a whole.

         General and administrative expenses increased 57% for the year ended December 31, 1999 from general and administrative expenses for the year ended December 31, 1998. General and administrative expenses as a percentage of sales increased slightly to 13% in 1999 from 12% in 1998. General and administrative expenses increased in absolute terms in 1999 from 1998 due in part to increases in professional services and legal fees, facility costs and salary-related expenses due to increased personnel. The Company anticipates that general and administrative expenses for 2000 will increase in absolute terms as compared to 1999 due to the anticipated growth of the business as a whole and the corporate infrastructure required to manage such growth.

OTHER INCOME (EXPENSE):

         Interest expense was $120,711 for the year ended December 31, 1999, an increase of $32,528 from interest expense of $88,183 for the year ended December 31, 1998 due to the increased utilization of the Company's revolving credit line during 1999. As of December 31, 1999, there were no borrowings under the line of credit.

         Interest income was $51,473 for the year ended December 31, 1999, an increase of $41,345 from interest income of $10,128 for the year ended December 31, 1998. This increase is due to the Company's average cash balances available for investment being substantially higher in 1999 as compared to 1998, primarily from the proceeds received from warrant exercises, as more fully explained in "Liquidity and Capital Resources" below. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         Income tax expense of $113,000 was recorded for the year ended December 31, 1999, compared to $433,000 for the year ended December 31, 1998. The Company realized income tax benefits in 1999 related primarily to the elimination of its deferred tax valuation allowance established in prior years for uncertainty relating to the utilization of its net operating loss carryforwards. As of December 31, 1999, the Company utilized all of its net operating loss carryforwards. Had the Company been taxed at a combined Federal and state effective tax rate of 40% in 1999 and 1998, then diluted earnings per share would have been as follows:

                                                        1998          1999
                                                    ----------    ----------
    Income before income taxes                      $1,030,874    $2,759,066
    Proforma income tax expense (40% tax rate)         412,350     1,103,626
                                                       -------     ---------
    Proforma net income                              $ 618,524    $1,655,440
                                                     =========    ==========
    Proforma diluted earnings per share                   $.22          $.52
                                                          ====          ====

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net working capital increased by $5.7 million, or 116%, from December 31, 1999 to December 31, 1998, to net working capital of $10.6 million at December 31, 1999 from net working capital of $4.9 million at December 31, 1998.

         Cash flow provided by operations increased $2.5 million from cash used in operations of ($.9) million for the year ended December 31, 1998 to cash provided by operations of $1.6 million for the year ended December 31, 1999. This increase was primarily the result of a $2.0 million, or 343%, increase in net income in 1999 from 1998, partially offset by increases in accounts receivable and inventory. Accounts receivable and inventory both increased by $.7 million from December 31, 1998 to December 31, 1999. The increase in accounts receivable is due primarily to higher sales in 1999 as compared to 1998 and due to a greater percentage of total sales derived from national retail accounts which typically require longer repayment terms than the Company's normal thirty-day credit terms. Since the Company expects to maintain or increase the contribution levels from national retailers in the future, it expects a corresponding increase in its accounts receivable days sales outstanding, therefore maintaining higher accounts receivable balances. The allowance for doubtful accounts, which offsets accounts receivable, increased in 1999 due to the higher accounts receivable trade balance and the higher percentage of mass merchant retail business that existed in 1999 as compared to 1998. The Company's increase in inventory is due primarily to the rapid growth in its retail business requiring on-hand inventory items, as the Company generally fulfills retail orders in one to four weeks, its expanding line of products and its expectation of increasing demand for these products in future periods.

         Cash and equivalents aggregated $3.8 million at December 31, 1999, an increase of $3.8 million from approximately no cash and equivalents at December 31, 1998. This increase is primarily due to the net proceeds received from the exercise of warrants, as more fully explained below, combined with the net cash provided by operating activities. Also during 1999, the Company purchased property and equipment of approximately $.6 million, of which $.3 million was acquired under capital leases. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $.7 million, which will be used to purchase additional product molds, production machinery, office furniture, leasehold improvements and computer equipment.

         At December 31, 1999, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling approximately $.7 million in the aggregate through 2002, of which approximately $.4 million is due at various times in 2000. Based upon the net income realized by the Company in 1999 and the expectation of continuing increases in its business as a whole, management expects these guaranteed royalties to be funded from normal operating cash flows.

         On June 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrantholders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with its terms. A total of 686,167 warrants, or 49% of the total warrants originally issued and outstanding were exercised on or before August 27, 1999. Gross proceeds received by the Company in the offering were $2.7 million (solicitation fees and other costs associated with the offering were approximately $.1 million as of December 31, 1999). Net proceeds received by the Company will be retained for working capital purposes to finance the Company's continued rapid growth in all areas and possible acquisitions. Separately, 22,000 shares of common stock were issued to the underwriter in a cash-free, negotiated transaction.

         The Company currently has a one-year credit agreement with Scripps Bank with a credit line of $3.5 million, which expires April 15, 2000. This credit line is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants through December 31, 1999. There were no outstanding borrowings under the credit line as of December 31, 1999 as compared to $.4 million at December 31, 1998. The Company is presently reviewing its options, including an extension and other alternatives, relating to its line of credit arrangement for the period after April 15, 2000.

         The Company has a $3 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There were no borrowings under the line of credit as of December 31, 1999 and 1998.

         In March 2000, the Company executed a lease for new headquarters and warehouse space. The new space consists of approximately 101,000 square feet of leased space at 6740 Cobra Way, San Diego 92121. The new space is being leased from an unaffiliated party under a lease agreement which provides for a 123 month term commencing in August 2000, with two five-year option periods. Monthly rent under the lease commences at $79,500 per month, with 5% fixed increases to occur every two years. The Company will receive a three-month rent credit during its first three months of occupancy and will receive certain other improvement allowances from the landlord. The Company anticipates that the new premises will meet its space requirements for the foreseeable future. The specific timing of relocation to the new space has not yet been determined, but is expected to take place within the next six months. The Company expects that it will be able to terminate its present lease commitments at 4000 Ruffin Road and 3738 Ruffin Road and does not presently expect to incur any additional material expenses associated with such lease terminations.

         Although nothing is imminent at this time, the Company is contemplating certain strategic acquisitions. Such acquisitions, if made, may have an impact on liquidity depending on the size of the acquisition and the type of consideration used to make such acquisitions.

         Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through 2000.

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 2000, its ability to realize increasing profitability in 2000, overall sales trends, gross margin trends, operating cost trends and cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 2000, the Company's ability to consummate strategic acquisitions and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

2000 OUTLOOK

         Looking forward to 2000, although no assurances can be made that the Company's revenues will continue to grow, the Company expects increased revenues over fiscal year 1999 results. The ability of the Company to continue to realize increased sales in 2000 and future periods is dependent upon, in large measure, its ability to realize continued growth in its retail business and to continue to expand its promotion business through customer and product diversification. The Company will only be able to increase income over fiscal year 1999 results if it is able to maintain or increase its gross profits and control its overall cost structure. There is no assurance that the Company will be able to successfully increase its income in 2000. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

         o the ability of the Company to maintain the growth momentum of its retail division by continuing to expand its national mass merchant relationships, maintain the appeal and desirability of its existing product lines and continue to develop new product offerings

         o increasing competition from other sports product licensed companies, including companies that have or may receive the same or similar licensing rights as the Company's and may have substantially greater financial resources than the Company

         o the ability to maintain and renew its significant licensing arrangements

         o the popularity of current or future licensing properties and the ability of the Company to leverage these properties to produce sales

         o continued rapid growth in the popularity of licensed sports products

         o the effectiveness of the independent sales representative organizations to expand the breadth of the Company's customer base and significantly increase sales

         o   the employment and retention of high producing sales staff

         o the ability to increase its overall gross margins, or its inability to maintain the higher level of gross margins realized from its sports related products

         o potential negative impact on operating margins resulting from an expansion of the Company's cost infrastructure at a rate that exceeds its growth in sales and gross margins

         o the ability to source products from China or the Far East at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs

         o the ability to effectively meet customer demands regarding timely delivery and order fulfillment.

         These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

ITEM 7.       FINANCIAL STATEMENTS

         Reference is made to the Financial Statements referred to in the accompanying index setting forth the financial statements of Fotoball USA, Inc., together with the report, dated February 9, 2000, of Hollander, Lumer & Co. LLP, the Company's independent auditor.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth-certain information as of March 15, 2000 concerning the executive officers and directors of the Company:

NAME                                AGE              POSITION
----                                ---              --------
Salvatore T. DiMascio 1,2           60      Director
Michael Favish                      51      President, Chief Executive Officer and Director
Nicholas A. Giordano(2)             57      Director
Joel K. Rubenstein(1)               63      Director
John J. Shea                        62      Director
Clifford A. Lyon                    34      Senior Vice President, Finance and Chief Financial Officer
Carl E. Francis                     41      Senior Vice President, Sales and Marketing
Karen M. Betro                      49      Vice President, Operations
Steven B. Katzke                    33      Vice President, Specialty Sales and Marketing
Kathryn McDonald                    37      Vice President, Promotions

--------
      1.  Member of compensation committee
      2.  Member of audit committee

         SALVATORE T. DIMASCIO has served as a director of the Company since August 1997. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, Inc., a management and investment firm. Additionally, from 1994 to 1997, Mr. DiMascio was Executive Vice President of Anchor Gaming, Inc., a public gaming company. From 1978 to 1986, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation, a public manufacturer of health and beauty products. Mr. DiMascio's previous business experience includes Audit Manager with Arthur Young & Co., a national CPA firm, and as Controller of Revlon Inc. Mr. DiMascio is currently serving on the Board of Directors of H.E.R.C. Products Inc., a publicly held corporation.

         MICHAEL FAVISH has served as President and a director of the Company since his founding of the Company in December 1988 and as President, Chief Executive Officer and a director of the Company since March 1994. Mr. Favish has over 27 years of product design, manufacturing and sourcing experience and has established a number of strategic international sourcing alliances.

         NICHOLAS A. GIORDANO has served as a director of the Company since July 1998. In July 1998, Mr. Giordano was appointed interim President of LaSalle University for a one-year term. Additionally, from 1971 through August 1997, Mr. Giordano held various positions at The Philadelphia Stock Exchange, including from 1981 to 1997 as President and Chief Executive Officer. He also served as Chairman of the Board of the exchange's two subsidiaries: Stock Clearing Corporation of Philadelphia and Philadelphia Depository Trust Company. Mr. Giordano's previous business experience includes serving as Chief Financial Officer at two brokerage firms (1968-1971) and as a Certified Public Accountant at Price Waterhouse (1965-1971). Mr. Giordano is currently serving on the Board of Directors of W.T. Trust, a mutual fund, and Independence Blue Cross of Philadelphia.

         JOEL K. RUBENSTEIN has served as a director of the Company since August 1994. From April 1990 through April 1992 and from March 1994 to present, Mr. Rubenstein has been a partner of the Contrarian Group, Inc., an operating management company. In addition, from April 1994 to present, Mr. Rubenstein has been a principal of Oracle One Partners, Inc., a marketing management company.

From April 1992 through March 1994, Mr. Rubenstein served as the Senior Project Manager, Business & Economic Development for Rebuild L.A., the recovery organization created after the Los Angeles riots. Prior to such time, from January 1985 through April 1990, Mr. Rubenstein served as the Vice President, Corporate Marketing for Major League Baseball, Office of the Commissioner.

         JOHN J. SHEA has served as Director of the Company since August 1999. Mr. Shea served as President and Chief Executive Officer of Spiegel, Inc. from 1985 through 1997 and Vice Chairman of Spiegel from 1989 to 1997. Before joining Spiegel, Mr. Shea worked 21 years at the John Wanamaker Company, Philadelphia, serving ultimately as Senior Vice President and a member of the Executive Board. Mr. Shea also served as Chairman of the Board of the National Retail Federation, the world's largest retail trade association. Mr. Shea also serves as the Chairman of the Board of Trustees of LaSalle University and a member of the Advisory Board of the Kellogg Graduate School of Management at Northwestern University. Mr. Shea is currently serving on the Board of Directors of Pulte Corporation and Home Place of America, both of which are publicly-held corporations.

         CLIFFORD A. LYON has served as Senior Vice President, Finance and Chief Financial Officer of the Company since July 1999. Prior to joining Fotoball, from January 1996 through July 1999, Mr. Lyon was the Director of Finance at Remedy Temp Inc., a $500 million publicly-traded business services provider. Mr. Lyon previously was employed at The Walt Disney Company and with the CPA firm of Deloitte & Touche. Mr. Lyon is a certified public accountant and has an MBA in finance from The Wharton School, University of Pennsylvania.

         CARL E. FRANCIS has served as Senior Vice President, Sales and Marketing since January 1998, as Vice President, Retail Development of the Company from January 1996 through December 1997 and as Director of Retail Development from November 1994 through December 1995. Prior to such time, he was a Customer Service Analyst for Prudential Mutual Funds Services, a mutual funds service company, and Charmont, a Japanese eyewear company. From June 1987 through December 1990, Mr. Francis was employed as Retail Sales Manager for Major League Baseball Properties in New York City. Prior to this, from January 1981 through May 1987, Mr. Francis was a retail buyer for J.C. Penney Company (1982-1987) and Abraham & Straus (1981-1982), of which both are retail department store chains.

         KAREN M. BETRO has served as Vice President, Operations of the Company since January 1996 and previously served as Controller of the Company from its organization in December 1988. During this time, Ms. Betro was responsible for the administration and operation systems of the Company. Ms. Betro has served as Controller and Administrative Manager of several large corporations, including Hill & Knowlton.

         STEVEN B. KATZKE has served as Vice President, Specialty Sales and Marketing since January 1998, and as Manager of Retail Sales since January 1993. From 1989 through 1992, Mr. Katzke was employed as the sales manager of Robert Katzke and Associates.

         KATHRYN MCDONALD has served as Vice President, Promotions of the Company since September 1999. From October 1996 through March 1999, Ms. McDonald was Vice President of Sales and Marketing for Lulirama/McMason International, a premiums and promotions company. From May 1993 through October 1996, Ms. McDonald was Vice President of Worldwide Premium Sales for Alcone Marketing Group.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         (A). Exhibits

         EXHIBIT
         NUMBER                                      DESCRIPTION
      --------------                             --------------------
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

         4.4(P) Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.4 of the Form SB-2).

         4.5(1) Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A/A No. 1 (File No. 0-21239) (the "Amended Form 8-A").

         4.5(2) Form of Amended and Restated Rights Agreement, dated as of August 19, 1996, as amended and restated as of May 18, 1999, between Fotoball USA, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 2.2 of the Amended Form 8-A).

         4.5(3) Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A (File No. 0-21239).

         4.5(4) Summary of Rights Plan (incorporated herein by reference to Exhibit 2.4 of the Amended Form 8-A).

         10.1(1) License Agreement with Major League Baseball Properties, Inc., dated May 14, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

         10.1(2) Amended License Agreement with Major League Baseball Properties, Inc., dated December 11, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

         10.1(3) License Agreement with Major League Baseball Players Association dated March 29, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

         10.1(4) License Agreement with National Football League Properties, Inc., dated April

                         14, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

         10.3(5)* Stock Option Agreement dated January 30, 1998 with Salvatore T. DiMascio (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

         10.3(6)* 1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 4.1 of the Form S-8 filed on July 23, 1998).

         10.3(7)* Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 of the Form S-8 filed on July 23, 1998).

         10.4(1)* Form of Employment Agreement with Michael Favish dated August 10, 1999 (incorporated herein by reference to the Form 10-QSB for the period ended September 30,
                         1999).

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

         10.5(2) Second and Third Amendment dated June 1, 1998, and September 29, 1998, respectively, to sublease between the Company and General Textiles, with respect to 4000 Ruffin Road, San Diego, California (incorporated herein by reference to Exhibit 10.5(2) of the 1998 Form 10-KSB).

         10.6 Lease, dated March 13, 2000, by and between the Company and LBA VF-II, LLC, with respect to 6740 Cobra Way, San Diego, California.

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

         10.10(2) Amended Revolving Credit Agreement dated December 28, 1998 between Fotoball USA, Inc., and Scripps Bank (incorporated herein by reference to Exhibit 10.10(2) of the 1998 Form 10-KSB)

         11              Statement re: computation of per share earnings.

         27              Financial data schedule.

         *     Indicates exhibits relating to executive compensation.

         (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-KSB.

         (B). Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

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

                                                             Fotoball USA, Inc.
                                                             ------------------
                                                                 (Registrant)

Dated: March 29, 2000
                                      By: /s/ Michael Favish
                                          -------------------------------------
                                          Michael Favish
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2000                 By: /s/ Michael Favish
                                          -------------------------------------
                                          Michael Favish
                                          President and Chief Executive Officer


Dated: March 29, 2000                 By: /s/ Clifford A. Lyon
                                          -------------------------------------
                                          Clifford A. Lyon
                                          Senior Vice  President  - Finance and
                                          Chief  Financial Officer (Principal
                                          Financial and Accounting Officer)


Dated: March 29, 2000                 By: /s/ Salvatore T. DiMascio
                                          -------------------------------------
                                          Salvatore T. DiMascio
                                          Director


Dated: March 29, 2000                 By: /s/ Nicholas A. Giordano
                                          -------------------------------------
                                          Nicholas A. Giordano
                                          Director


Dated: March 29, 2000                 By: /s/ Joel K. Rubenstein
                                          -------------------------------------
                                          Joel K. Rubenstein
                                          Director



Dated: March 29, 2000                 By: /s/ John J. Shea
                                          -------------------------------------
                                          John J. Shea
                                          Director

                               FOTOBALL USA, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION

10.6 Lease, dated March 13, 2000, by and between the Company and LBA VF-II, LLC with respect to 6740 Cobra Way, San Diego, California.

11                  Statement re: computation of per share earnings.

27                  Financial Data Schedule.

                               FOTOBALL USA, INC.
                          INDEX TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

Report of Independent Auditors                                                            F-1
Balance Sheets at December 31, 1998 and 1999                                              F-2
Statements of Operations for the years ended December 31, 1998 and 1999                   F-3
Statement of Stockholders' Equity for the years ended December 31, 1998 and 1999          F-4
Statements of Cash Flows for the years ended December 31, 1998 and 1999                   F-5
Notes to Financial Statements                                                     F-6 to F-15

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
FOTOBALL USA, INC.

We have audited the accompanying balance sheets of FOTOBALL USA, INC. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 1998 and 1999, and the results of operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                      HOLLANDER, LUMER & CO. LLP

Los Angeles, California
February 9, 2000

                               FOTOBALL USA, INC.
                                                                                  1998            1999
                                                                                  ----            ----
                             ASSETS
CURRENT ASSETS
   Cash and equivalents                                                      $      8,498    $  3,797,918
   Accounts receivable less allowances of $146,812 in 1998 and $250,000 in
       in 1999                                                                  3,041,633       3,713,015
   Inventories                                                                  3,438,552       4,105,675
   Prepaid expenses and other                                                     157,608         253,659
   Deferred income taxes                                                           90,000         661,000
                                                                                   ------         -------
          TOTAL CURRENT ASSETS                                                  6,736,291      12,531,267
                                                                                ---------      ----------
PROPERTY AND EQUIPMENT, net                                                     1,126,551       1,263,626
                                                                                ---------       ---------
OTHER ASSETS
   Deposits and other                                                              31,767          29,985
                                                                                   ------          ------
          TOTAL OTHER ASSETS                                                       31,767          29,985
                                                                                   ------          ------
                                                                             $  7,894,609    $ 13,824,878
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to bank                                                      $    400,000    $         --
   Current portion of capital leases                                               95,970         135,197
   Accounts payable and accrued expenses                                        1,315,831       1,671,035
   Income taxes payable                                                            39,800         158,185
                                                                                   ------         -------
          TOTAL CURRENT LIABILITIES                                             1,851,601       1,964,417

LONG TERM LIABILITIES
   Capital leases, net of current portion                                         154,503         271,740
                                                                                  -------         -------
          TOTAL LIABILITIES                                                     2,006,104       2,236,157
                                                                                ---------       ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      Authorized - 1,000,000 shares; issued and outstanding-none
   Common stock, $.01 par value; authorized - 15,000,000 shares;
      Issued and outstanding - 2,699,242 shares in 1998 and
      3,566,536 shares in 1999                                                     26,992          35,665
   Additional paid-in capital                                                   8,590,994      11,636,471
   Accumulated deficit                                                         (2,729,481)        (83,415)
                                                                               ----------         -------
        TOTAL STOCKHOLDERS' EQUITY                                              5,888,505      11,588,721
                                                                                ---------      ----------
                                                                             $  7,894,609    $ 13,824,878
                                                                             ============    ============

        The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                        1998            1999
                                        ----            ----

SALES                              $ 19,147,728    $ 28,690,211
COST OF SALES                        11,590,631      16,922,249
                                     ----------      ----------
        GROSS PROFIT                  7,557,097      11,767,962
                                      ---------      ----------
OPERATING EXPENSES
   Royalties                          1,568,909       1,993,212
   Marketing                          2,259,680       2,932,889
   General and administrative         2,300,536       3,610,320
   Depreciation and amortization        319,043         403,237
                                        -------         -------
        TOTAL OPERATING EXPENSES      6,448,168       8,939,658
                                      ---------       ---------
        INCOME FROM OPERATIONS        1,108,929       2,828,304
                                      ---------       ---------
OTHER INCOME (EXPENSE)
   Interest expense                     (88,183)       (120,711)
   Interest income                       10,128          51,473
                                         ------          ------
        TOTAL OTHER (EXPENSE)           (78,055)        (69,238)
                                        -------         -------
        INCOME BEFORE INCOME TAX      1,030,874       2,759,066
        INCOME TAX EXPENSE              433,000         113,000
                                   ------------    ------------
NET INCOME                         $    597,874    $  2,646,066
                                   ============    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
        BASIC                         2,694,242       3,011,044
                                      =========       =========
        DILUTED                       2,774,170       3,201,494
                                      =========       =========
NET INCOME  PER COMMON SHARE:
        BASIC                      $        .22    $        .88
                                   ============    ============
        DILUTED                    $        .22    $        .83
                                   ============    ============

        The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                     Additional
                                             Common Stock             Paid-in       Accumulated
                                         Shares        Amount         Capital         Deficit           Total
                                         ------        ------         -------         -------           -----
BALANCE, December 31, 1997              2,676,742   $     26,767   $  8,568,494    $ (3,327,355)   $  5,267,906

Stock-based compensation expense                                          9,900                           9,900

Exercise of stock options                  22,500            225         12,600                          12,825

Net income                                                                              597,874         597,874

                                        ---------    -----------   ------------    ------------    ------------

BALANCE, December 31, 1998              2,699,242         26,992      8,590,994      (2,729,481)      5,888,505

Stock-based compensation expense                                         36,613                          36,613

Exercise of stock options                 159,127          1,591        369,731                         371,322

Common stock issued to underwriter         22,000            220           (220)                             --

Exercise of warrants                      686,167          6,862      2,639,353                       2,646,215


Net income                                                                            2,646,066       2,646,066
                                        ---------    -----------   ------------    ------------    ------------

BALANCE, December 31, 1999              3,566,536   $     35,665   $ 11,636,471    $    (83,415)   $ 11,588,721
                                        =========   ============   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                       1998           1999
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $   597,874    $ 2,646,066
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
        Depreciation and amortization of property and equipment       335,381        427,907
        Amortization of stock compensation expense                      9,900         36,613
   Changes in operating assets and liabilities:
        Accounts receivable                                        (1,639,026)      (671,382)
        Inventories                                                  (961,737)      (667,123)
        Prepaid expenses and other                                     (8,753)       (96,051)
        Deferred income taxes                                         361,000       (571,000)
        Accounts payable and accrued expenses                         526,443        355,204
        Income taxes payable                                           39,800        118,385
        Settlement liability                                         (200,000)            --
                                                                     --------        -------
            NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                                    (939,118)     1,578,619
                                                                     --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (215,888)      (564,982)
   Decrease in long-term deposits                                      83,615          1,782
                                                                       ------          -----

NET CASH USED IN INVESTING ACTIVITIES                                (132,273)      (563,200)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (net of repayments) from capitalized leases               (97,791)       156,464
   Net additions (reductions) of short term credit facilities         400,000       (400,000)
   Proceeds from exercise of warrants                                    --        2,646,215
   Proceeds from exercise of stock options                             12,825        371,322
                                                                       ------        -------
            NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                     315,034      2,774,001
                                                                      -------      ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (756,357)     3,789,420
CASH AND EQUIVALENTS, Beginning of period                             764,855          8,498
                                                                      -------          -----
CASH AND EQUIVALENTS, End of period                               $     8,498    $ 3,797,918
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                  $    83,149    $   120,711
   Income taxes paid                                              $      --      $   532,800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITES:

   Equipment acquired under capital leases                        $    28,152    $   292,207

        The accompanying notes are an integral part of these statements.

                               FOTOBALL USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS - The Company designs, develops, manufactures and markets high quality custom sports and non-sports related products. These products are sold in the licensed product retail market through a nationwide network of over 3,000 retail stores including Target, Sears, Wal-Mart, Toys R Us and J.C. Penney. Additionally, the Company provides custom sports and non-sports related products for corporate promotions and non-licensed specialty sports products to corporations for resale, including sales to amusement parks and entertainment-related companies. The Company currently holds licenses with Major League Baseball Properties and Major League Baseball Players Association, NHL Enterprises and National Hockey League Players Association, National Football League Properties and NFL Players Inc., over 300 National Collegiate Athletic Association colleges and universities, and certain entertainment properties including Warner Bros. Looney Tunes(R), Nickelodeon's "Rugrats" and "Blues Clues" characters, United Media's "Peanuts", The Coca-Cola Company and Disney's ESPN(R).

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

    Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of customers to which the Company's retail products are sold, including over 3,000 retail stores. Additionally, a significant percentage of the Company's retail and promotion sales are sold to Fortune 500 companies. One large customer accounted for approximately 25% of total sales in 1999, while no customer accounted for more than 10% of total sales in 1998. The accounts receivable related to the large customer was collected subsequent to December 31, 1999. Any increase to the allowance for doubtful accounts, which offsets accounts receivable, is charged to the statement of operations, net of actual accounts receivable write-offs.

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

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    STOCK-BASED COMPENSATION - The Company adopted only the disclosure requirements of SFAS No. 123 and continues to recognize the intrinsic value-based method, providing pro forma footnote disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted.

    ROYALTIES AND LICENSING ARRANGEMENTS - Royalties due to licensors are generally provided for based upon a negotiated percentage of related net sales, as defined contractually, frequently subject to a minimum guaranteed royalty over the term of the contract. Prepaid license costs are charged to operations over the term of the contractual agreement, also based upon a percentage of related net sales.

    REVENUE RECOGNITION - Sales of goods domestically are recognized when such goods are shipped from the Company's facility. Sales of imported goods, which are drop shipped directly to the customer, are recognized at the time shipments are received at the customer's designated location. Consignment sales, which are generally not significant, are recorded net of an estimated allowance for returns against sales, which are periodically reviewed and adjusted as necessary.

    NET INCOME PER COMMON SHARE - The FASB issued statement No. 128, "Earning per Share", requiring its adoption effective for the Company's fiscal year ended December 31, 1997. FAS No. 128 simplifies the computation of EPS by requiring companies with complex capital structures to report basic EPS instead of primary EPS, and replaces fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the number of common shares outstanding increased by exercisable or convertible securities. The dilutive effect of rights to purchase preferred or common shares under the Company's Stockholder Rights Plan (Note 8) have not been included in the weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met. However, all warrants exercised during the Company's recall period in 1999 are included in the diluted share calculation. Any unexercised warrants expired in accordance with their terms, thereby not having a dilutive effect.

    RECLASSIFICATION - Certain 1998 balances have been reclassified to conform to the current year's presentation.

    SEGMENT INFORMATION - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131) issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas of which they operate and their major customers. The Company has one operating segment, the sale of custom sports products to two economically similar customer bases - retail and promotion customers. These customers have similar characteristics in the nature of products sold, production processes and methods of distribution. As such, the Company's financial statements reflect this one operating segment and no additional segment information has been provided.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

    SIGNIFICANT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets, allowance for doubtful accounts and the provision for discontinued inventories. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with numerous licensors. The Company's licensing arrangements expire at various times in the future. The following table summarizes the Company's significant license agreements expiring before June 30, 2000 and their renewal periods, in expiration date order:

    Licensor                Product             Expiration Date              Renewal Period
    --------                -------             ---------------              --------------
    MLBP                    Baseball            December 31, 1999            In process
    Nickelodeon             Rugrats (USA)       December 31, 1999            In process
    NFL Team Logo           Football            March 31, 2000               In process

    The Company is currently finalizing the above agreements with each licensor. The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the expiring license agreements will be renewed on acceptable terms and conditions. The Company has received signed letters of interest from MLBP and NFL, and is currently awaiting renewal license agreements from each. The non-renewal or termination of one or more of the Company's current material licenses could have a material adverse effect on the Company's business.

    VARIABILITY OF GROSS MARGINS - Historically, the Company has realized higher gross margins on its retail sales as compared to promotional sales. The Company realized gross margins of 39% during 1998 and gross margins have increased to 41% as of December 31, 1999. The Company's gross margins may fluctuate, particularly between quarters, based in part on the concentration of promotions, retail sales and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins.

    VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the sporting industry and the effect this has on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products helps mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotions business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail business during 1999 accounted for approximately 87% of total sales.

    CONCENTRATION ON RETAIL SALES - Retail sales were 87% of total sales for the year ended December 31, 1999, as compared to 75% of total sales for the year ended December 31, 1998. One large customer accounted for approximately 25% of total sales for the year ended December 31, 1999; no other customer accounted for 10% or more of total sales in 1999 or 1998.

    DEPENDENCE UPON KEY PERSONNEL - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a three-year employment agreement with the Company, commencing on August 10, 1999, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish could have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    DEPENDENCE ON SUPPLIERS - In 1999, the Company purchased approximately 88% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of the Company's products primarily because products originating from China could be subjected to substantially higher rates of duty.

3.  INVENTORIES

    Inventories consisted of the following at December 31, 1998 and 1999:

                                          1998                   1999
                                          ----                   ----

              Finished goods           $ 1,700,148           $ 2,382,025

              Raw material               1,738,404             1,723,650
                                         ---------             ---------
                                       $ 3,438,552           $ 4,105,675
                                       ===========           ===========


4.  PROPERTY AND EQUIPMENT

    Property and equipment, inclusive of machinery and equipment under capital leases (see Note 7), less accumulated depreciation consisted of the following at December 31, 1998 and 1999:

                                                            1998              1999
                                                            ----              ----
              Office equipment                           $ 289,873           $322,678
              Computer equipment & software                657,366            891,079
              Show exhibits                                195,543            254,669
              Molds                                        214,185            223,120
              Machinery and equipment                      797,315            991,519
              Leasehold improvements                       379,154            406,373
                                                           -------            -------
                                                         2,533,436          3,089,438
              Less: accumulated depreciation  and
              amortization                              (1,406,885)        (1,825,812)
                                                        ----------         ----------
                                                       $ 1,126,551         $1,263,626
                                                       ===========         ==========

5.  LINES OF CREDIT

    The Company currently has a one-year credit agreement with Scripps Bank including a credit line of $3,500,000, which expires April 15, 2000. This credit line is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the bank's prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants through December 31, 1999. There were no outstanding borrowings under the credit line as of December 31, 1999 as compared to $400,000 at December 31, 1998. The Company is presently reviewing its options, including an extension and other alternatives, relating to its line of credit arrangement for the period after April 15, 2000.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    The Company has a $3,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of December 31, 1998 and 1999.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following at December 31, 1998 and 1999:


                                                     1998               1999
                                                     ----               ----

              Accounts payable                     $ 859,895         $ 893,646

              Accrued payroll and related             93,750           116,680

              Accrued commissions and bonuses        124,700           275,500

              Royalties payable                       35,795           103,424

              Customer deposits                       72,972           138,253

              Other                                  128,719           143,532
                                                     -------           -------
                                                 $ 1,315,831       $ 1,671,035
                                                 ===========       ===========


7.  COMMITMENTS AND CONTINGENCIES

    ROYALTIES - At December 31, 1999, the Company has commitments for minimum guaranteed royalties under licensing agreements through 2002 as follows:


              YEARS ENDING DECEMBER 31,
              -------------------------

                        2000                                 $ 400,282
                        2001                                   231,500
                        2002                                    56,000
                                                                ------
                                                             $ 687,782
                                                             =========



    CAPITAL LEASES - The Company is obligated under various capital leases that expire at various dates through February 2004. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 1999:

                            YEARS ENDED DECEMBER 31,
                            ------------------------
                                      2000                                  $168,237
                                      2001                                   132,724
                                      2002                                    90,995
                                      2003                                    57,038
                                      2004                                    27,514
                                                                              ------
                   Total minimum lease payments                              476,508
                   Less interest component                                   (69,571)
                                                                             -------
                   Present value of net minimum lease payments               406,937
                   Less current portion of capital leases                   (135,197)
                                                                            --------
                   Capital leases, net of current portion                  $ 271,740
                                                                           =========

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    The following property and equipment acquired under capital leases categorized below is included in the property and equipment listed above at December 31, 1998 and 1999 (see Note 4):


                                                  1998                   1999
                                                ---------             ---------
              Office equipment                  $  84,801             $  28,567
              Computer equipment & software        45,627               153,467
              Machinery and equipment             314,775               482,473
              Less accumulated amortization     (159,891)             (220,085)
                                                --------              --------
                                                $ 285,312             $ 444,422
                                                =========             =========

    Amortization of capitalized leases is included in depreciation and amortization expense.

    The Company leases certain machinery, equipment and office and warehouse facilities under operating leases, of which one of the facility leases' includes a cost escalation clause, and all expire on various dates through 2001. Total rental expense charged to operations was $480,300 in 1998 and $628,369 in 1999. At December 31, 1999, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:


                     YEARS ENDING DECEMBER 31,              MINIMUM FUTURE
                     -------------------------              --------------
                               2000                               394,503
                               2001                                75,040
                                                                   ------
                                                                $ 469,543
                                                                =========

8.  STOCKHOLDERS' EQUITY

    WARRANT CONVERSION - In connection with the Company's initial public offering in 1994, the Company issued to public investors and the underwriter 1,411,673 warrants which entitled the holder to purchase one share of the Company's common stock for $6.50. On June 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrant holders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with their terms.

    A total of 686,167 warrants, or 49% of the total warrants originally issued and outstanding, were exercised on or before August 27, 1999. Gross proceeds received by the Company in the offering were $2,744,668 (solicitation fees and other costs associated with the offering were $98,453 as of December 31,
    1999). Net proceeds received by the Company will be retained for working capital purposes to finance the Company's continued rapid growth in all areas and possible acquisitions. Separately, 22,000 shares of common stock were issued to the underwriter in a cash-free, negotiated transaction.

    EMPLOYEE STOCK OPTION PLAN - In 1998, the Board of Directors of the Company adopted and the Company's stockholders subsequently approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan in effect provides for awards of common stock to employees and non-employee directors of the Company up to an aggregate of 700,000 shares of common stock.

    The 1998 Plan authorizes the issuance of incentive stock options ("ISOs"), and non-qualified stock options ("NQSOs"). Under the 1998 Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options become 100% vested during a three-year period and options are

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)


    exercisable in installments of 33% per year on each of the first through the third anniversaries of the grant date and have a maximum term of ten years. The 1998 Plan also provided for the termination of the Company's 1994 Plan and the re-issuance of an identical number of options under the 1998 Plan, at the then current market price, to the holders of options under the 1994 Plan.

    A total of 225,050 and 145,000 options were granted in 1998 and 1999, respectively, under the 1998 Plan, excluding the cancellation and re-issuance of 242,500 options from the 1994 Plan occurring in 1998.

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for the options granted under the 1998 Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's net income and earnings per share would have been reduced by approximately $41,000 and $161,000, or $.01 per share and $.06 per share, for 1999 and 1998, respectively, had compensation expense been recognized. The fair value of the options granted during 1999 is estimated to range from $1.87 to $3.67 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 81%, risk-free interest rate of 5.25%, assumed forfeiture rate of 4%, and an expected life of 3 years.

    The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 1999:

                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
    -------------------------------------------------   ------------------------
                                WEIGHTED
                                AVERAGE     WEIGHTED                   WEIGHTED
       RANGE                   REMAINING    AVERAGE                    AVERAGE
    OF EXERCISE   NUMBER      CONTRACTUAL   EXERCISE     NUMBER       EXERCISE
      PRICES    OUTSTANDING   LIFE (YEARS)   PRICE     EXERCISABLE      PRICE
    ----------- -----------   ------------  --------   -----------    ---------
       $1-$2      246,222         6.27      $ 1.69       174,855      $  1.67
       $2-$3       43,167         8.66      $ 2.58        20,833      $  2.52
       $3-$5      131,000         9.47      $ 4.54        39,376      $  4.44
       $5-$7      100,200         9.85      $ 5.92        51,200      $  5.25
                  -------                                -------
                  520,589                                286,264
                  =======                                =======

    The following table summarizes the Company's Employee Stock Option Plan activity for the years ended December 31, 1998 and 1999:

                                NUMBER           PRICE          WEIGHTED AVERAGE
                                  OF              PER                PRICE
                                SHARES           SHARE             PER SHARE
                                ------           -----          ----------------
      January 1, 1998           267,000      $5.25 to $8.00          $6.23
        Canceled 1994 Plan     (242,500)     $5.25 to $8.00          $6.23
        Reissued 1998 Plan      242,500               $1.69          $1.69
        Granted                 225,050      $1.69 to $2.69          $1.89
        Exercised                (7,500)              $1.69          $1.69
        Canceled                (25,000)     $1.69 to $8.00          $5.97
                                -------
      December 31, 1998         459,550      $1.69 to $2.69          $1.81
                                -------
        Granted                 145,000      $3.38 to $6.63          $5.34
        Exercised              (117,827)     $1.69 to $2.50          $1.72
        Canceled                (52,334)     $1.69 to $2.69          $1.96
                                -------
      December 31, 1999         434,389
                                =======

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    OTHER STOCK OPTIONS - On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd. ("ADR" and "ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through July 1997. As further compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The options vested in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1997, 75,000 options issued under the stock option agreement were vested. In August 1997, the Company entered into a new agreement with ADR whereby ADR agreed to provide independent financial relations management services to the Company through July 31, 1998. In consideration of the services rendered by ADR, the Company granted ADR options to purchase an aggregate of 15,000 shares of common stock of the Company at $2.6875 per share. The options vested in amounts of 1,250 each month commencing September 1997 until and including August 1998, all of which are exercisable from the date of their vesting until August 2000. The Company terminated the ADR Agreement in 1999. In accordance with FAS 123, the Company valued the options at $16,200 using the Black-Scholes option-pricing model, of which $9,900 and $0 was recognized as compensation expense during 1998 and 1999. During 1999, ADR exercised 38,800 shares and, as of December 31, 1999, 51,200 ADR stock options remained unexercised.

    On April 1, 1999, the Company entered into an agreement with Integrated Corporate Relations, Inc., ("ICR" and "ICR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ICR Agreement, the Company agreed to pay ICR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through March 31, 2001. As further compensation, the Company granted to ICR options to purchase an aggregate of 25,000 shares of common stock of the Company at $4.20 per share, 120% above of the market closing price of the Company's common stock on March 31, 1999. The options vest in amounts of 3,125 at the end of each three-month period commencing June 30, 1999 until and including March 31, 2001 and may be exercised until March 31, 2004. The ICR Agreement may be terminated by either party at any time and for any reason by delivering to the other party written notice of its desire to terminate the Agreement sixty (60) days prior to such termination. Any stock options granted under this Agreement shall cease to be exercisable thirty
    (30) days after the date of termination of the Agreement and any unvested stock options may not be exercised. As of December 31, 1999, 9,375 options issued under the ICR Agreement were vested, of which no options had been exercised. In accordance with FAS 123, the Company valued the options at $30,250 using the Black-Scholes option-pricing model, of which $11,340 was recognized as compensation expense during 1999.

    On April 16, 1999, the Company entered into an agreement with W.A.B. Growth Equity Research, ("WAB" and "WAB Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the WAB Agreement, the Company granted to WAB options to purchase an aggregate of 10,000 shares of common stock of the Company at $4.00 per share, 15% above of the market closing price of the Company's common stock on April 16, 1999. The options vest in amounts of 2,500 on the 16th of each three-month period commencing April 16, 1999 until and including January 16, 2000 and may be exercised until April 16, 2004. As of December 31, 1999, 7,500 shares issued under the WAB Agreement were vested, of which no options had been exercised. In accordance with FAS 123, the Company valued the options at $9,800 using the Black-Scholes option-pricing model, of which $9,148 was recognized as compensation expense during 1999.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    STOCKHOLDER RIGHTS PLAN - In August 1996, the Company implemented a stockholder rights plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the stockholder rights plan, each share of the Company's outstanding Common Stock carries one right to purchase one one-thousandth (1/1000) of Series A preferred stock (a "Right") at an exercise price of $30, subject to certain anti-dilution adjustments. Each Right entitles the holder, under certain circumstances, to purchase Common Stock of the Company or the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding Common Stock. The Rights are redeemable by the Company at $.01 per Right and expire in 2006. The Company has 1,000,000 shares of preferred stock authorized, of which 75,000 shares of Series A preferred stock have been reserved for issuance upon exercise of the Rights.

9.  TRANSACTIONS WITH RELATED PARTIES

    EMPLOYMENT AGREEMENTS - The Company is party to an employment agreement with Michael Favish, which provides that Mr. Favish will serve as President and Chief Executive Officer for a renewal term of three years beginning August 10, 1999. His base salary during 1998 was $165,000 and it was increased to $190,000 in 1999. In 1998, in conjunction with the adoption of the 1998 Stock Option Plan, Mr. Favish received 110,000 options with an exercise price of $1.69 per share. Mr. Favish was also granted 10,000 stock options in December 1998, vesting over a three-year period, at an exercise price of $2.39 per share. In December 1999, Mr. Favish was granted 7,000 stock options, vesting over a three-year period, with an exercise price of $6.63 per share. All options have a ten-year life from the date of grant.

10. DEFINED CONTRIBUTION PLAN

    The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees. In 1998 and 1999, the Company matched $.50 of each $1.00 of employee contributions up to two and three percent, respectively, of covered payroll. Employees are automatically fully vested in their personal contribution amounts and vest in the Company's contribution ratably over a five-year period. The Company's contribution expense for the year ended December 31, 1998 and December 31, 1999 was $32,345 and $39,476, respectively.

11. INCOME TAXES

    The components of income tax expense (benefit) were as follows for the year ended December 31, 1998 and 1999:

      1998:                FEDERAL              STATE                 TOTAL
      -----                -------              -----                 -----
               Current   $  49,000            $ 23,000              $ 72,000

               Deferred    350,000              11,000               361,000
                           -------              ------               -------
                         $ 399,000            $ 34,000             $ 433,000
                         =========            ========             =========

      1999:
      -----
               Current   $439,000            $245,000              $684,000

               Deferred  (445,000)           (126,000)             (571,000)
                         --------            --------              --------
                         $ (6,000)           $ 119,000             $ 113,000
                         ========            =========             =========

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATMENTS (CONTINUED)

    Income tax benefits recognized during 1999 relate primarily to the elimination of the deferred tax valuation allowances established in prior years for uncertainty relating to the utilization of its net operating loss carryforwards. As of December 31, 1999, the Company utilized all of its available net operating loss carryforwards.

    The components of net deferred tax assets were as follows at December 31, 1998 and 1999:

                                                                  1998              1999
                                                                  ----              ----
    Deferred tax assets:
      Net operating loss carryforwards                         $ 498,000         $     ---
      Employee benefit plans                                     18,000             31,000
      Uniform capitalization of inventory cost                   84,000            126,000
      Bad debt reserves                                          63,000            278,000
      Inventory reserves                                        435,000            119,000
      Impairment loss                                            46,000             46,000
      State income taxes                                         15,000             47,000
      Other                                                      22,000             30,000
                                                                 ------             ------
                Total gross deferred tax assets               1,181,000            677,000
                Valuation allowance                          (1,045,000)               ---
                                                             ----------            -------
                         Net deferred tax assets                136,000            677,000
                                                                -------            -------
    Deferred tax liabilities:
      Depreciation                                               46,000             16,000
                                                                 ------             ------
                Total deferred tax liability                     46,000             16,000
                                                                 ------             ------
                         Net deferred tax asset                $ 90,000          $ 661,000
                                                               ========          =========

    The valuation allowance at December 31, 1998 is primarily attributable to the net operating loss and deferred expenses created in prior years. The Company evaluates a variety of factors determining the amount of the deferred income tax assets to be recognized including the Company's earnings history and its near-term earnings expectations. Based upon the net income realized in 1998 and 1999, and the expectation of continuing increases in its retail business, it is probable that future taxable income will be sufficient to realize all of the Company's existing deferred tax assets on future tax returns.

    The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                                    1998               1999
                                                                    ----               ----
               Expected statutory tax expense (benefit)          $ 350,000         $ 938,000
               Net tax effect of permanent differences               8,000            12,000
               State income taxes, net of Federal tax effect        22,000            79,000
               Adjustment to deferred tax asset                    (33,000)              ---
               Valuation allowance                                  37,000          (916,000)
               Alternative minimum tax                              49,000               ---
                                                                 ---------         ---------
               Actual tax expense                                $ 433,000         $ 113,000
                                                                 =========         =========