Form 10QSB
period 2000-03-31
FOTOBALL USA INC
filed 2000-05-12
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _____________________

                        Commission file number  0-24608
                                              -----------

                               FOTOBALL USA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     33-0614889
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  3738 Ruffin Road, San Diego, California 92123
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (858) 467 - 9900
                           ---------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     As of April 30, 2000, the Company had 3,576,034 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                               FOTOBALL USA, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets as of March 31, 2000 and
               December 31, 1999                                           3

          Condensed Statements of Operations for the three months
               ended March 31, 2000 and 1999                               4

          Condensed Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999                               5

          Notes to Condensed Financial Statements                          6-8

  Item 2. Management's Discussion and Analysis or
               Plan of Operations                                          9-13

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS


                                                                                     MARCH 31, 2000       DECEMBER 31, 1999
                                                                                     ---------------      -----------------
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                                               $  2,225,406           $  3,797,918
   Accounts receivable less allowances of $250,015 at March 31, 2000 and
   $250,000 at December 31, 1999                                                         3,741,017              3,713,015
   Inventories                                                                           4,761,704              4,105,675
   Prepaid expenses and other                                                              372,099                253,659
   Deferred income taxes                                                                   661,000                661,000
                                                                                      ------------           ------------
          TOTAL CURRENT ASSETS                                                          11,761,226             12,531,267
                                                                                      ------------           ------------

PROPERTY AND EQUIPMENT, net                                                              1,219,314              1,263,626
                                                                                      ------------           ------------
OTHER ASSETS
   Deposits and other                                                                      264,792                 29,985
                                                                                      ------------           ------------
          TOTAL OTHER ASSETS                                                               264,792                 29,985
                                                                                      ------------           ------------
                                                                                      $ 13,245,332           $ 13,824,878
                                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of capital leases                                                  $    129,368           $    135,197
   Accounts payable and accrued expenses                                                 1,007,387              1,671,035
   Income taxes payable                                                                     97,835                158,185
                                                                                      ------------           ------------
          TOTAL CURRENT LIABILITIES                                                      1,234,590              1,964,417

CAPITAL LEASES, net of current portion                                                     242,820                271,740
                                                                                      ------------           ------------
          TOTAL LIABILITIES                                                              1,477,410              2,236,157
                                                                                      ------------           ------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      Authorized -1,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized - 15,000,000 shares;
      issued and outstanding - 3,575,368 shares issued as of March 31, 2000
      and 3,566,536 shares issued as of December 31, 1999                                   35,754                 35,665
   Additional paid-in capital                                                           11,666,109             11,636,471
   Accumulated earnings (deficit)                                                           66,059                (83,415)
                                                                                      ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                                    11,767,922             11,588,721
                                                                                      ------------           ------------
                                                                                      $ 13,245,332           $ 13,824,878
                                                                                      ============           ============


            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2000          1999
                                                    -----------    -----------
SALES                                               $ 5,934,149    $ 5,593,349
COST OF SALES                                         3,795,053      3,469,360
                                                    -----------    -----------
         GROSS PROFIT                                 2,139,096      2,123,989
                                                    -----------    -----------
OPERATING EXPENSES
     Royalties                                          366,611        469,796
     Marketing                                          771,928        589,998
     General and administrative                         683,878        566,848
     Depreciation and amortization                      106,540         98,107
                                                    -----------    -----------
         TOTAL OPERATING EXPENSES                     1,928,957      1,724,749
                                                    -----------    -----------
         INCOME FROM OPERATIONS                         210,139        399,240
                                                    -----------    -----------
OTHER (INCOME) EXPENSE
     Interest expense                                     9,748         26,660
     Interest income                                    (48,734)          (599)
                                                    -----------    -----------
         TOTAL OTHER (INCOME) EXPENSE                   (38,986)        26,061
                                                    -----------    -----------
         INCOME BEFORE INCOME  TAX                      249,125        373,179
         INCOME TAX EXPENSE                              99,650         90,000
                                                    ===========    ===========
NET INCOME                                          $   149,475    $   283,179
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
              BASIC                                   3,571,384      2,699,242
                                                    ===========    ===========
              DILUTED                                 3,784,510      2,926,385
                                                    ===========    ===========
NET INCOME PER COMMON SHARE
              BASIC                                      $  .04         $  .10
                                                         ======         ======
              DILUTED                                    $  .04         $  .10
                                                         ======         ======


            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   2000                    1999
                                                               -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $   149,475             $   283,179
 Adjustments to reconcile net income to net cash
  (used in) operating activities:
   Depreciation and amortization                                   106,540                 102,030
   Amortization of stock compensation expense                       13,153                   4,875

   Changes in operating assets and liabilities:
    Accounts receivable                                            (28,003)               (461,817)
    Inventories                                                   (656,029)               (396,578)
    Prepaid expenses and other                                    (118,439)                (39,743)
    Deferred income taxes                                             --                    90,000
    Accounts payable and accrued expenses                         (663,648)                (64,908)
    Income taxes payable                                           (60,350)                (39,800)
                                                               -----------             -----------
NET CASH USED IN OPERATING ACTIVITIES                           (1,257,301)               (522,762)
                                                               -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (62,228)               (108,420)
  Change in long-term deposits                                    (234,807)                  1,382
                                                               -----------             -----------
NET CASH USED IN INVESTING ACTIVITIES                             (297,035)               (107,038)
                                                               -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease obligations                          (34,750)                (32,874)
  Proceeds from exercise of stock options                           16,574                    --
  Net additions to short-term credit facilities                       --                   775,000
                                                               -----------             -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (18,176)                742,126
                                                               -----------             -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (1,572,512)                112,326

CASH AND EQUIVALENTS, Beginning of period                        3,797,918                   8,498
                                                               -----------             -----------
CASH AND EQUIVALENTS, End of period                            $ 2,225,406             $   120,824
                                                               ===========             ===========


            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheets as of March 31, 2000, the condensed statements of operations for the three months ended March 31, 2000 and 1999, and the condensed statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000.

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

   Licensor           Product         Expiration Date        Renewal Period
   --------           -------         ---------------        --------------
   MLBP               Baseball        December 31, 1999        In process
   Nickelodeon        Rugrats (USA)   December 31, 1999        In process
   NFL Team Logo      Football        March 31, 2000           In process
   NHL                Hockey          June 30, 2000            In process
   NHL Players        Hockey          June 30, 2000            In process

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (CONTINUED)

The Company is currently finalizing the above renewal agreements with each licensor, while operating under the agreed-upon renewal terms. The Company believes that its relationships with these licensors are satisfactory and anticipates that each of the expiring license agreements will be renewed on acceptable terms and conditions. The Company has received signed letters of interest from MLBP and NFL, and is currently awaiting renewal license agreements from each, as well as from Nickelodeon. The non-renewal or termination of one or more of the Company's current material licenses could have a material adverse effect on the Company's business.

VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 36% through the first three months of 2000, a decrease from 41% during 1999. The Company's gross margins may fluctuate, particularly between quarters, based in part on the concentration of promotions, retail sales and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins.

VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the sporting industry and the effect this has on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products helps mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotions business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail and promotions business for the three months ended March 31, 2000 accounted for approximately 95% and 5%, respectively, of total sales.

CONCENTRATION ON RETAIL SALES - Retail sales were 95% of total sales for the three months ended March 31, 2000, as compared to 81% of total sales for the three months ended March 31, 1999. Two large customers accounted for approximately 20% and 10%, respectively, of total sales for the three months ended March 31, 2000, and no customer accounted for 10% or more of total sales in the three months ended March 31, 1999.

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

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (CONTINUED)

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

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                    March 31, 2000      December 31, 1999
                                    --------------      -----------------
        Finished goods                  $2,850,906             $2,382,025
        Raw material                     1,910,798              1,723,650
                                        ----------             ---------
        Total inventory                 $4,761,704             $4,105,675
                                        ==========             ==========

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                                  (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                --------------------------------------------
                                         2000                  1999
                                --------------------------------------------
    Sales                         $5,934,149     100%    $5,593,349   100%
    Cost of Sales                  3,795,053      64      3,469,360    62
    Operating Expenses             1,928,957      32      1,724,749    31
    Operating Income                 210,139       4        399,240     7
    Interest Expense                   9,748      --         26,660     1
    Interest Income                   48,734       1            599     1
    Income Before Income Tax         249,125       4        373,179     7
    Income Tax Expense                99,650       2         90,000     2
    Net Income                    $  149,475       3%    $  283,179     5%


THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

SALES:

     Sales increased $.3 million, or 6%, for the three months ended March 31, 2000 from sales for the three months ended March 31, 1999. The growth in sales was due to an increase in retail sales of $1.1 million, or 24%, offset by a decline in promotion sales of $.7 million, or 69%, as compared to the prior year period. During the quarter, the Company realized product sales increases in soccer/volleyball (237%), playground balls (128%) and basketballs (42%), with offsetting declines in footballs (-26%) and baseballs (-17%) attributed primarily to the decrease in the Company's promotions business, as further discussed below.

     Retail sales were 95% of total sales for the three months ended March 31, 2000 compared to 81% for the three months ended March 31, 1999. The increase in retail sales was primarily due to increased retail sales in each product line category over the prior year period. Contributing also to the rapid retail sales growth are national account sales, which are expanding both in sales per retail store and the number of retail stores serviced, including additional merchandising space per retail store. Additionally, the Company's entertainment and team business experienced 30% and 36% growth, respectively, during the first quarter of 2000 over the prior year period. While no assurances can be made, several factors support continued retail sales growth in the future including expanding penetration into national retailers and the leveraging of existing licensed properties, such as Warner Bros. Looney Tunes and Scooby-Doo, Coca-Cola and Nickelodeon's "Rugrats" and "Blues Clues" characters. The Company will also continue to pursue new licenses and create additional product lines based on those licenses to broaden the scope of the Company's business.

     Promotion sales were 5% of total sales for the three months ended March 31, 2000 compared to 19% for the three months ended March 31, 1999. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits. These strategies will include leveraging its relationships with its existing licensors to secure promotions with companies who sponsor sports related organizations, in addition to obtaining new licensing opportunities.

GROSS PROFIT:

     Gross profit increased 1% for the three months ended March 31, 2000 from gross profit for the three months ended March 31, 1999. Gross profit as a percentage of sales decreased to 36% for the three months ended March 31, 2000 from 38% for the three months ended March 31, 1999. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to a non-recurring, lower margin program shipped during the first quarter of 2000 and to the significant sales contribution recognized during the first quarter of 1999 from the introduction of the high margin, official-size football product line. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

     Total operating expenses increased 12% for the three months ended March 31, 2000 from total operating expenses for the three months ended March 31, 1999. Total operating expenses increased to 32% as a percentage of sales as of March 31, 2000 from 31% as of March 31, 1999. The Company anticipates that total operating expenses will increase in absolute terms in 2000 due to the expansion of the Company's infrastructure.

     Royalty expenses decreased 22% for the three months ended March 31, 2000 from royalty expenses for the three months ended March 31, 1999. Royalty expenses as a percentage of sales decreased to 6% of sales for the three months ended March 31, 2000 from 8% of sales for the three months ended March 31, 1999. The decrease is primarily due to the increased concentration of non-royalty bearing sales in 2000 as compared to 1999, as the Company's entertainment business increased 30% from the prior year period. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

     Marketing expenses increased 31% for the three months ended March 31, 2000 from marketing expenses for the three months ended March 31, 1999. Marketing expenses as a percentage of sales increased to 13% of sales for the three months ended March 31, 2000 from 11% of sales for the three months ended March 31, 1999. These increases are primarily due from an increase in personnel and trade show expenses as the Company expanded its exhibits and booth space to increase sales and industry recognition. The Company anticipates that marketing expenses will increase in absolute terms in 2000, reflecting increases in both variable and fixed costs.

     General and administrative expenses increased 21% for the three months ended March 31, 2000 from general and administrative expenses for the three months ended March 31, 1999. General and administrative expenses as a percentage of sales increased to 12% for the three months ended March 31, 2000 from 10% for the three months ended March 31, 1999 due primarily to an increase in personnel and increases in rent due to the growth of the Company's infrastructure. The Company anticipates that general and administrative expenses will continue to increase in 2000 primarily as a result of the Company's infrastructure expansion throughout the year, including its relocation to a new facility as discussed further in "Liquidity and Capital Resources".

OTHER INCOME (EXPENSE):

     Interest expense decreased 63% for the three months ended March 31, 2000 from interest expense for the three months ended March 31, 1999. This decrease reflects no borrowings against the Company's line of credit throughout the quarter as a result of a higher average cash balance available during the period in 2000. There were no outstanding borrowings under the line of credit as of March 31, 2000, compared to $1.2 million as of March 31, 1999. Total capitalized equipment and machinery lease liabilities were $372,187 as of March 31, 2000 compared to $464,033 as of March 31, 1999, reflecting a 20% decrease in the Company's notes payable, as some of the original lease agreements have been fulfilled, thereby lowering interest expense.

     Interest income increased $48,135 for the three months ended March 31, 2000, as compared to interest income for the three months ended March 31, 1999. This increase is due to the Company's average cash balances available for investment being substantially higher in 2000 as compared to 1999, primarily from the proceeds received from warrant exercises last year, as more fully explained in "Liquidity and Capital Resources" below. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

     Income tax expense was $99,650 for the three months ended March 31, 2000, an effective tax rate of 40%, as compared to income tax expense of $90,000, or 24%, for the prior year period. The deferred tax asset of $90,000 at December 31, 1998 was eliminated as a result of the income tax expense recognized during the three months ended March 31, 1999. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then earnings per share would have been as follows:

                                          March 31, 2000       March 31, 1999
                                          --------------       --------------
 Income before income taxes                    $ 249,125            $ 373,179
 Proforma Income tax expense @ 40%                99,650              149,272
                                               ---------            ---------
 Proforma Net Income                           $ 149,475            $ 223,907
                                               =========            =========
 Proforma Diluted Earnings per Share               $ .04                $ .08
                                                   =====                =====

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and equivalents aggregated $2.2 million at March 31, 2000, a decrease of $1.6 million from cash and equivalents of $3.8 million at December 31, 1999. This decrease in cash was primarily the result of an increase of $.7 million in inventory, while accounts receivable and the related allowance for doubtful accounts balance remained constant during the period. The increase in inventory is due primarily to the growth in the retail business requiring on-hand inventory items, as the Company generally fulfills retail orders in one to four weeks, its expanding product lines and in preparation for the baseball season which officially begins in April 2000. In addition, accounts payable and accrued expenses decreased $.7 million primarily due from accrued expenses in 1999, payable in 2000, for income taxes, year-end bonuses and minimum guaranteed royalties. The cash balances at March 31, 2000 and December 31, 1999 included a portion of the $2.6 million of net proceeds from the exercise of warrants as further discussed below.

     The Company also utilized cash resources for the acquisition of non-current assets, including property and equipment. For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $.7 million, which will be used to purchase additional product molds, production machinery, leasehold improvements and office and computer equipment due primarily to the Company's expansion.

     The Company's net working capital decreased less than $.1 million from December 31, 1999 to March 31, 2000, to a net working capital surplus of $10.5 million at March 31, 2000 from a net working capital surplus of $10.6 million at December 31, 1999.

     At March 31, 2000, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $1.1 million in the aggregate through 2002, of which $0.4 million is due at various times during 2000. Based upon the net income realized by the Company during the first quarter of 2000 and on the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

     On June 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrantholders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with its terms. A total of 686,167 warrants, or 49% of the total warrants originally issued and outstanding were exercised on or before August 27, 1999. Gross proceeds received by the Company in the offering were $2.7 million (solicitation fees and other costs associated with the offering were approximately $.1 million as of December 31, 1999). Net proceeds received by the Company have been retained for working capital purposes to finance the Company's continued growth in all areas and possible acquisitions. Separately, 22,000 shares of common stock were issued to the underwriter of the Company's initial public offering in a cash-free, negotiated transaction.

     In April 2000, the Company amended and renewed a one-year credit agreement with Scripps Bank, increasing the amount of the credit line to $4 million from $3.5 million under the previous agreement. The line of credit is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the prime rate, which was reduced from the prior agreement at prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and current ratios, and a maximum debt to equity ratio. Total advances are restricted to 80% of eligible accounts receivable plus 15% of eligible inventory, as specifically defined in the agreement. The credit line expires April 15, 2001. There were no borrowings under the line of credit as of March 31, 2000 compared to $1.2 million at March 31, 1999.

     The Company has a $3 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of March 31, 2000 and 1999.

     In March 2000, the Company executed a lease for new headquarters and warehouse space. The new space consists of approximately 101,000 square feet of leased space at 6740 Cobra Way, San Diego 92121. The new space is being leased from an unaffiliated party under a lease agreement, which provides for a 123-month term commencing in August 2000, with two five-year option periods. Monthly rent under the lease commences at $79,500 per month, with 5% fixed increases to occur every two years. A security deposit of $.2 million was paid to the landlord in March 2000, in addition to the first month's rent in the amount of $79,500. The Company will receive a three-month rent credit during its first three months of occupancy and will receive certain other improvement allowances from the landlord. The tenant improvements must be paid in advance by the Company and, in turn, reimbursed by the landlord. The Company anticipates that the cash outlay for reimbursable tenant improvements could approximate $.5 million to $1 million during the next six months. The Company anticipates that the new premises will meet its space requirements for the foreseeable future. The specific timing of relocation to the new space has not yet been determined, but is expected to take place within the next three to six months. The Company has received commitments from its current landlords to terminate its present lease commitments at 3738 Ruffin Road and 4000 Ruffin Road and does not presently expect to incur any additional material expenses associated with such lease terminations.

     Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 2000.

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements concerning the Company's outlook for 2000, its ability to realize increasing profitability in 2000, overall sales trends, gross margin trends, operating cost trends and cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 2000, the Company's ability to consummate strategic acquisitions, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.10(3) Amended Revolving Credit Agreement dated April 6, 2000 between Fotoball USA, Inc. and Scripps Bank.

              27        Financial Data Schedule

         (b)  Reports on Form 8-K for the three months ended March 31, 2000 -
              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FOTOBALL USA, INC
                                       ---------------------------
                                              (Registrant)

Dated: May 12, 2000                    BY:      /s/ Michael Favish
                                                ------------------
                                                Michael Favish
                                                President and Chief Executive
                                                  Officer


Dated: May 12, 2000                    BY:      /s/ Clifford A. Lyon
                                                --------------------
                                                Clifford A. Lyon
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)