Form 10QSB
period 2000-06-30
FOTOBALL USA INC
filed 2000-08-11
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

                        Commission file number 0 - 24608

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

                   6740 Cobra Way, San Diego, California 92121
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (858) 909 - 9900
                                ----------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         As of August 1, 2000, the Company had 3,579,615 shares of its common stock issued and outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                               FOTOBALL USA, INC.

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Balance Sheets as of June 30, 2000 and
             December 31, 1999                                             3

             Condensed Statements of Operations for the three months
             and six months ended June 30, 2000 and 1999                   4

             Condensed Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999                                  5

             Notes to Condensed Financial Statements                     6 - 8

    Item 2.  Management's Discussion and Analysis or
             Plan of Operations                                          9 - 17

PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders          18

    Item 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                19

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS

                                                                     JUNE 30, 2000        DECEMBER 31, 1999
                                                                     -------------        -----------------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                               $  1,796,209            $ 3,797,918
   Accounts receivable less allowances of $183,372 at
   June 30, 2000 and $250,000 at December 31, 1999                       4,033,775              3,713,015
   Receivable - other                                                      754,517                     --
   Inventories                                                           4,569,831              4,105,675
   Prepaid expenses and other                                              523,868                253,659
   Deferred income taxes                                                   661,000                661,000
                                                                      ------------           ------------
          TOTAL CURRENT ASSETS                                          12,339,200             12,531,267
                                                                      ------------           ------------

PROPERTY AND EQUIPMENT, net                                              1,247,374              1,263,626
                                                                      ------------           ------------
OTHER ASSETS
   Deposits and other                                                      264,742                 29,985
                                                                      ------------           ------------
          TOTAL OTHER ASSETS                                               264,742                 29,985
                                                                      ------------           ------------
                                                                      $ 13,851,316           $ 13,824,878
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of capital leases                                  $    121,731           $    135,197
   Accounts payable and accrued expenses                                 1,319,671              1,671,035
   Income taxes payable                                                    164,789                158,185
                                                                      ------------           ------------
          TOTAL CURRENT LIABILITIES                                      1,606,191              1,964,417

CAPITAL LEASES, net of current portion                                     215,730                271,740
                                                                      ------------           ------------
          TOTAL LIABILITIES                                              1,821,921              2,236,157
                                                                      ------------           ------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      Authorized -1,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized - 15,000,000 shares;
      issued and outstanding - 3,578,616 shares issued as of
      June 30, 2000 and 3,566,536 shares issued as of
      December 31, 1999                                                     35,786                 35,665
   Additional paid-in capital                                           11,666,619             11,636,471
   Accumulated earnings (deficit)                                          326,990                (83,415)
                                                                      ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                    12,029,395             11,588,721
                                                                      ------------           ------------
                                                                      $ 13,851,316           $ 13,824,878
                                                                      ============           ============

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                ------------------------------       -----------------------------
                                                                    2000               1999              2000              1999
                                                                -----------        -----------       -----------       -----------
SALES                                                           $ 7,076,128        $ 6,281,210       $13,010,276       $11,874,559
COST OF SALES                                                     4,409,325          3,826,838         8,204,377         7,267,547
                                                                -----------        -----------       -----------       -----------
         GROSS PROFIT                                             2,666,803          2,454,372         4,805,899         4,607,012
                                                                -----------        -----------       -----------       -----------
OPERATING EXPENSES
     Royalties                                                      502,061            412,357           868,673           882,153
     Marketing                                                      796,529            586,217         1,568,457         1,204,865
     General and administrative                                     846,161            790,561         1,530,039         1,357,408
     Depreciation and amortization                                  105,969            100,128           212,509           198,236
                                                                -----------        -----------       -----------       -----------
         TOTAL OPERATING EXPENSES                                 2,250,720          1,889,263         4,179,678         3,642,662
                                                                -----------        -----------       -----------       -----------
         INCOME FROM OPERATIONS                                     416,083            565,109           626,221           964,350
                                                                -----------        -----------       -----------       -----------
OTHER (INCOME) EXPENSE
     Interest expense                                                 7,943             34,055            17,690            60,715
     Interest income                                               (26,744)            (1,055)          (75,479)           (1,654)
                                                                -----------        -----------       -----------       -----------
         TOTAL OTHER (INCOME) EXPENSE                              (18,801)             33,000          (57,789)            59,061
                                                                -----------        -----------       -----------       -----------
         INCOME BEFORE INCOME  TAX                                  434,884            532,109           684,010           905,289

         INCOME TAX EXPENSE                                         173,954                 --           273,604            90,000
                                                                -----------        -----------       -----------       -----------
NET INCOME                                                      $   260,930        $   532,109       $   410,406       $   815,289
                                                                ===========        ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
              BASIC                                               3,576,415          2,739,117         3,573,913         2,722,028
                                                                ===========        ===========       ===========       ===========
              DILUTED                                             3,730,810          2,992,056         3,753,554         2,961,260
                                                                ===========        ===========       ===========       ===========
NET INCOME PER COMMON SHARE
              BASIC                                                   $ .07              $ .19             $ .11             $ .30
                                                                      =====              =====             =====             =====
              DILUTED                                                 $ .07              $ .18             $ .11             $ .28
                                                                      =====              =====             =====             =====

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ----------------------------
                                                          2000              1999
                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $  410,406        $  815,289
 Adjustments to reconcile net income to net cash
  (used in) operating activities:
   Depreciation and amortization                          212,509           206,080
   Amortization of stock compensation expense               8,212            15,019
   Changes in operating assets and liabilities:
   Accounts receivable                                   (320,760)         (926,846)
   Receivable - other                                    (754,517)               --
   Inventories                                           (464,156)         (663,462)
   Prepaid expenses and other                            (270,208)         (189,909)
   Deferred income taxes                                       --            90,000
   Accounts payable and accrued expenses                 (351,363)          (55,439)
   Income taxes payable                                     6,604           (39,800)
                                                       ----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                  (1,523,273)         (749,068)
                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (196,258)         (197,267)
  Change in long-term deposits                           (234,757)            1,380
                                                       ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                    (431,015)         (195,887)
                                                       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease obligations                 (69,476)          (66,546)

  Proceeds from exercise of stock options                  22,055           139,315

  Net additions to short-term credit facilities                --         1,100,000
                                                       ----------        ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (47,421)        1,172,769
                                                       ----------        ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (2,001,709)          227,814
CASH AND EQUIVALENTS, Beginning of period               3,797,918             8,498
                                                       ----------        ----------
CASH AND EQUIVALENTS, End of period                    $1,796,209        $  236,312
                                                       ==========        ==========

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of June 30, 2000, the condensed statements of operations for the three months and six months ended June 30, 2000 and 1999 and the condensed statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

    The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2000.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

    SIGNIFICANT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets, allowance for doubtful accounts, bonuses and the provision for discontinued inventories. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

    DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products, pursuant to license arrangements with numerous licensors. The Company's material licenses are with Major League Baseball and the National Football League. To a lesser extent, other licensors include the National Hockey League, over 300 NCAA colleges and universities, Coca-Cola, Warner Bros. Looney Tunes(R) and Scooby-Doo, MTV Networks' (Nickelodeon) "Rugrats" and "Blues Clues" characters, United Media "Peanuts", Disney's ESPN(R), Saban Merchandising, Inc.'s "Digimon: Digital MonstersTM" and the United States Professional Softball League. The Company's licensing arrangements expire at various times in the future. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one of the Company's current material licenses with MLB or the NFL could have a material adverse effect on the Company's business as a whole.

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (CONTINUED)

    The Company signed a new license agreement in June 2000 with Saban Merchandising, Inc. to produce sporting goods for "Digimon: Digital MonstersTM", including playground balls, basketballs, baseballs, footballs and sports sets. The Company began shipping during the period ended June 30, 2000. In addition, the Company signed a new license agreement in July 2000 with the newly created United States Professional Softball League. The Company will be the exclusive supplier of USPSL Official Game Balls, in addition to creating a line of souvenir softballs for the league with 24 teams located throughout the United States. The inaugural season will begin April 6, 2001.

    VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 38% for the three months ended June 30, 2000, a decrease from 39% during the prior year period. The Company's gross margins may fluctuate, particularly between quarters, based in part on the concentration of promotions, retail sales and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins.

    VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the sporting industry and the effect this has on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products helps mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotions business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail and promotions business for the three months ended June 30, 2000 accounted for approximately 93% and 7%, respectively, of total sales.

    CONCENTRATION ON RETAIL SALES AND KEY CUSTOMERS - Retail sales were 93% of total sales for the three months ended June 30, 2000, as compared to 76% of total sales for the three months ended June 30, 1999. Two large customers accounted for approximately 17% and 12%, respectively, of total sales for the three months ended June 30, 2000, and one customer accounted for approximately 14% of total sales in the three months ended June 30, 1999.

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

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (CONTINUED)

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

3.  INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                  June 30, 2000            December 31, 1999
                                  -------------            -----------------
    Finished goods                 $ 2,678,740                 $2,382,025
    Raw material                     1,891,091                  1,723,650
                                    ----------                 ----------
    Total inventory                 $4,569,831                 $4,105,675
                                    ==========                 ==========

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                                    THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                         JUNE 30,                                      JUNE 30,
                                                2000                    1999                   2000                   1999
                                        ----------------------------------------------------------------------------------------
Sales                                   $ 7,076,128   100%      $ 6,281,210   100%     $13,010,276   100%     $11,874,559   100%
Cost of Sales                             4,409,325    62         3,826,838     61       8,204,377    63        7,267,547    61
Operating Expenses                        2,250,720    32         1,889,263    30        4,179,678    32        3,642,662    31
Operating Income                            416,083     6           565,109     9          626,221     5          964,350     8
Interest Expense                              7,943    --            34,055     1           17,690    --           60,715     1
Interest Income                            (26,744)    --           (1,055)    --         (75,479)    --           (1,654)   --
Income Before Income Tax                    434,884     6           532,109     8          684,010     5          905,289     8
Income Tax Expense                          173,954     2                --    --          273,604     2           90,000     1
Net Income                              $   260,930     4%      $   532,109     8%     $   410,406     3%     $   815,289     7%

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:

SALES:

         Sales increased $.8 million, or 13%, for the three months ended June 30, 2000 from sales for the three months ended June 30, 1999. The growth in sales was due to an increase in retail sales of $1.8 million, or 37%, offset by a decline in promotion sales of $1.0 million, or 66%, as compared to the prior year period. During the quarter, the Company realized product sales increases in soccer/volleyballs (197%), playground balls (181%) and lapel pins (78%), with offsetting declines in basketballs (-30%) and baseballs (-12%) attributed primarily to the decrease in the Company's promotions business, as further discussed below.

         Retail sales were 93% of total sales for the three months ended June 30, 2000 compared to 76% for the three months ended June 30, 1999. The increase in retail sales was primarily due to increased sales in each product line category over the prior year period. Contributing also to the rapid retail sales growth are national account sales, which are expanding both in sales per retail store and the number of retail stores serviced, including additional merchandising space per retail store. Additionally, the Company's team business experienced 18% growth during the second quarter of 2000 over the prior year period. While no assurances can be made, several factors support continued retail sales growth in the future, including expanding penetration into national retailers and the leveraging of existing and new licensed properties, such as Saban Merchandising, Inc.'s "Digimon: Digital MonstersTM", Warner Bros. Looney Tunes and Scooby-Doo, Coca-Cola, Nickelodeon's "Rugrats" and "Blues Clues" characters and the United States Professional Softball League ("USPSL"). The Company intends to pursue new licenses and create additional product lines based on those licenses to broaden the scope of the Company's business.

         Promotion sales were 7% of total sales for the three months ended June 30, 2000 compared to 24% for the three months ended June 30, 1999. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits. These strategies will include leveraging its relationships with its existing licensors to secure promotions with companies who sponsor sports related organizations, in addition to obtaining new licensing opportunities.

GROSS PROFIT:

         Gross profit increased $.2 million, or 9%, for the three months ended June 30, 2000 from gross profit for the three months ended June 30, 1999. Gross profit as a percentage of sales decreased to 38% for the three months ended June 30, 2000 from 39% for the three months ended June 30, 1999. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix and special pricing to increase penetration in the retail channel. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

         Total operating expenses increased less than $.4 million, or 19%, for the three months ended June 30, 2000 from total operating expenses for the three months ended June 30, 1999. Total operating expenses increased to 32% as a percentage of sales as of June 30, 2000 from 30% as of June 30, 1999. The Company anticipates that total operating expenses will increase in absolute terms and as a percentage of sales in 2000 primarily due to the expansion of the Company's infrastructure and relocation effective August 2000.

         Royalty expenses increased $.09 million, or 22%, for the three months ended June 30, 2000 from royalty expenses for the three months ended June 30, 1999 due primarily to the overall increase in sales. Royalty expenses as a percentage of sales remained constant at 7% for the three months ended June 30, 2000 and June 30, 1999. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

         Marketing expenses increased $.2 million, or 36%, for the three months ended June 30, 2000 from marketing expenses for the three months ended June 30, 1999. Marketing expenses as a percentage of sales increased to 11% of sales for the three months ended June 30, 2000 from 9% of sales for the three months ended June 30, 1999. These increases are primarily due to an increase in personnel and salary-related items, cooperative advertising allowances as the Company increases its penetration of the number of mass merchants and product sample expenses as the Company has expanded its product lines to increase sales and promote industry recognition. The Company anticipates that marketing expenses will increase in absolute terms and as a percentage of sales in 2000, reflecting increases in both variable and fixed costs.

         General and administrative expenses increased $.06 million, or 7%, for the three months ended June 30, 2000 from general and administrative expenses for the three months ended June 30, 1999. General and administrative expenses as a percentage of sales decreased to 12% for the three months ended June 30, 2000 from 13% for the three months ended June 30, 1999 due primarily to an increase in overall sales. The Company anticipates that general and administrative expenses will continue to increase in absolute terms and as a percentage of sales in 2000, primarily as a result of the Company's infrastructure expansion throughout the year, including its relocation to a new facility as discussed further in "Liquidity and Capital Resources".

OTHER INCOME (EXPENSE):

         Interest expense decreased $.02 million, or 77%, for the three months ended June 30, 2000 from interest expense for the three months ended June 30, 1999. This decrease reflects no borrowings against the Company's line of credit throughout the quarter as a result of a higher average cash balance available during the period in 2000. There were no outstanding borrowings under the line of credit as of June 30, 2000, compared to $1.5 million as of June 30, 1999. Total capitalized equipment and machinery lease liabilities were $337,461 as of June 30, 2000 compared to $430,360 as of June 30, 1999, reflecting a 22% decrease in the Company's notes payable, as some of the original lease agreements have been fulfilled, thereby lowering interest expense.

         Interest income increased less than $.03 million for the three months ended June 30, 2000, as compared to interest income for the three months ended June 30, 1999. This increase is due to the Company's average cash balances available for investment being substantially higher in 2000 as compared to 1999, primarily from the proceeds received from warrant exercises last year, as more fully explained in "Liquidity and Capital Resources" below. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         Income tax expense was $173,954 for the three months ended June 30, 2000, an effective tax rate of 40%, compared to no income tax expense for the prior year period. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then earnings per share would have been as follows:

                                         June 30, 2000        June 30, 1999
                                         -------------        -------------
 Income before income taxes                  $ 434,884            $ 532,109
 Proforma Income tax expense @ 40%             173,954              212,844
                                             ---------            ---------
 Proforma Net Income                         $ 260,930            $ 319,265
                                             =========            =========
 Proforma Diluted Earnings per Share             $ .07              $   .11
                                                 =====              =======

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999:

SALES:

         Sales increased $1.1 million, or 10%, for the six months ended June 30, 2000 from sales for the six months ended June 30, 1999. The growth in sales was due to an increase in retail sales of $2.9 million, or 31%, offset by a decline in promotion sales of $1.7 million, or 68%, as compared to the prior year period. During the six months ended June 30, 2000, the Company realized product sales increases in soccer/volleyballs (215%), playground balls (162%) and lapel pins (66%), with offsetting declines in footballs (-15%) and baseballs (-14%) attributed primarily to the decrease in the Company's promotions business, as further discussed below.

         Retail sales were 94% of total sales for the six months ended June 30, 2000 compared to 79% for the six months ended June 30, 1999. The increase in retail sales was primarily due to increased sales in each product line category over the prior year period. Contributing also to the rapid retail sales growth are national account sales, which are expanding both in sales per retail store and the number of retail stores serviced, including additional merchandising space per retail store. Additionally, the Company's team business experienced 25% growth during the first six months of 2000 over the prior year period.

         Promotion sales were 6% of total sales for the six months ended June 30, 2000 compared to 21% for the six months ended June 30, 1999. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits. These strategies will include leveraging its relationships with its existing licensors to secure promotions with companies who sponsor sports related organizations, in addition to obtaining new licensing opportunities.

GROSS PROFIT:

         Gross profit increased $.2 million, or 4%, for the six months ended June 30, 2000 from gross profit for the six months ended June 30, 1999. Gross profit as a percentage of sales decreased to 37% for the six months ended June 30, 2000 from 39% for the six months ended June 30, 1999. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix and special pricing to increase penetration in the retail channel. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

         Total operating expenses increased $.5 million, or 15%, for the six months ended June 30, 2000 from total operating expenses for the six months ended June 30, 1999. Total operating expenses increased to 32% as a percentage of sales as of June 30, 2000 from 31% as of June 30, 1999. The Company anticipates that total operating expenses will increase in absolute terms in 2000 primarily due to the expansion of the Company's infrastructure.

         Royalty expenses decreased $.01 million, or 2%, for the six months ended June 30, 2000 from royalty expenses for the six months ended June 30, 1999. Royalty expenses as a percentage of sales remained constant at 7% of sales for the six months ended June 30, 2000 and for the six months ended June 30, 1999. The stability in royalty expense as a percentage of sales is primarily due to the mix of non-royalty bearing sales increases in 2000 compared to 1999, as the Company's entertainment business increased 9% from the prior year period, offset by the growth in the Company's retail business which is royalty bearing. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

         Marketing expenses increased less than $.4 million, or 30%, for the six months ended June 30, 2000 from marketing expenses for the six months ended June 30, 1999. Marketing expenses as a percentage of sales increased to 12% of sales for the six months ended June 30, 2000 from 10% of sales for the six months ended June 30, 1999. These increases are primarily due to an increase in personnel and salary-related items, cooperative advertising allowances as we increase penetration of the number of mass merchants and product sample expenses as the Company has expanded its product lines to increase sales and promote industry recognition. The Company anticipates that marketing expenses will increase in absolute terms in 2000, reflecting increases in both variable and fixed costs due to the Company's expansion.

         General and administrative expenses increased less than $.2 million, or 13%, for the six months ended June 30, 2000 from general and administrative expenses for the six months ended June 30, 1999. General and administrative expenses as a percentage of sales increased to 12% for the six months ended June 30, 2000 from 11% for the six months ended June 30, 1999. The Company anticipates that general and administrative expenses will continue to increase in absolute terms in 2000 primarily as a result of the Company's infrastructure expansion throughout the year, including its relocation to a new facility as discussed further in "Liquidity and Capital Resources".

OTHER INCOME (EXPENSE):

         Interest expense decreased $.04 million, or 71%, for the six months ended June 30, 2000 from interest expense for the six months ended June 30, 1999. This decrease reflects no borrowings against the Company's line of credit throughout the first six months as a result of a higher average cash balance available during the period in 2000. There were no outstanding borrowings under the line of credit as of June 30, 2000, compared to $1.5 million as of June 30, 1999.

         Interest income increased $.07 million for the six months ended June 30, 2000, as compared to interest income for the six months ended June 30, 1999. This increase is due to the Company's average cash balances available for investment being substantially higher in 2000 as compared to 1999, primarily from the proceeds received from warrant exercises last year, as more fully explained in "Liquidity and Capital Resources" below. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         Income tax expense was $273,604 for the six months ended June 30, 2000, an effective tax rate of 40%, as compared to income tax expense of $90,000, or 24%, for the prior year period. The deferred tax asset of $90,000 at December 31, 1998 was eliminated and recognized as income tax expense during the first six months of 1999. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then earnings per share would have been as follows:

                                           June 30, 2000        June 30, 1999
                                           -------------        -------------
 Income before income taxes                    $ 684,010            $ 905,289
 Proforma Income tax expense @ 40%               273,604              362,116
                                               ---------            ---------
 Proforma Net Income                           $ 410,406            $ 543,173
                                               =========            =========
 Proforma Diluted Earnings per Share               $ .11              $   .18
                                                   =====              =======

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and equivalents aggregated $1.8 million at June 30, 2000, a decrease of $2.0 million from cash and equivalents of $3.8 million at December 31, 1999. This decrease in cash was the result of a 50% decrease in net income from the prior year period and other increases in assets. Specifically, increases of $.3 million in accounts receivable, $.8 million in receivable-other, $.5 million in inventory, $.3 million in prepaid assets and a decrease of $.4 million in accounts payable and accrued expenses. The increase in accounts receivable is due primarily to a greater percentage of sales derived from national retail accounts, which typically require longer repayment terms than the Company's normal thirty-day credit terms and to the overall increase in sales. The increase in receivable-other represents prepaid improvements in accordance with the new building lease at 6740 Cobra Way, which will be reimbursed as discussed further below. The increase in inventory is due in part to an increase in the number of products offered to expand existing and new licenses and to growth in the retail business requiring on-hand inventory items, as retail orders are generally fulfilled in one to four weeks. Prepaid assets increased due primarily to annual insurance renewals and advanced royalties. Accounts payable and accrued expenses decreased primarily due to payments made in 2000 for bonuses and royalties accrued in 1999. The cash balance at December 31, 1999 also included a portion of the $2.6 million of net proceeds from the exercise of warrants as further discussed below.

         The Company will also utilize cash resources of approximately $1.0 million for the acquisition of non-current assets, including property, equipment and improvements during 2000. The Company anticipates that its capital expenditure requirements for the last six months of 2000 will approximate $.5 million, which will be used to purchase additional office and computer equipment due to the Company's expansion. Of the $.5 million, $.25 million will be financed via a term loan agreement with Scripps Bank as discussed further below. The Company also anticipates non-reimbursable improvements at 6740 Cobra Way of approximately $.5 million, which the Company expects to be funded primarily through external financing.

         The Company's net working capital increased approximately $.2 million from December 31, 1999 to June 30, 2000, to a net working capital surplus of $10.7 million at June 30, 2000 from a net working capital surplus of $10.6 million at December 31, 1999.

         In March 2000, the Company executed a lease, including headquarter and warehousing space, consisting of approximately 101,000 square feet at 6740 Cobra Way, San Diego, California 92121. The space is being leased from an unaffiliated party, which provides for a 123-month term commencing in August 2000, with two five-year option periods. Monthly rent is $79,500 per month, with 5% fixed increases to occur every two years. A security deposit of $.2 million and first month's rent of $79,500 was paid to the landlord in March 2000. The Company will receive a three-month rent credit during its first three months of occupancy and has received certain other improvement allowances from the landlord. All improvements must be paid in advance by the Company and reimbursed by the landlord. The Company's cash outlay for improvements was $.8 million as of June 30, 2000 and is expected to be reimbursed in the third quarter. In addition, the Company expects additional improvements of approximately $.5 million, which are not reimbursable and will be funded primarily through external financing. The Company anticipates the new premises will meet its space requirements for the foreseeable future. The Company terminated its lease commitments at 3738 Ruffin Road and 4000 Ruffin Road effective July 31, 2000 without any penalties and does not expect to incur any additional material expenses associated with such termination.

         At June 30, 2000, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $1.4 million in the aggregate through 2003, of which $0.2 million is due at various times during 2000. Based upon the net income realized by the Company during the first six months of 2000 and the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

         On June 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrantholders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with its terms. A total of 686,167 warrants, or 49%, of the total warrants originally issued and outstanding were exercised on or before August 27, 1999. Gross proceeds received by the Company in the offering were $2.7 million (solicitation fees and other costs associated with the offering were approximately $.1 million as of December 31, 1999). Net proceeds received by the Company have been retained for working capital purposes to finance the Company's continued growth in all areas and possible acquisitions. Separately, 22,000 shares of common stock were issued to the underwriter of the Company's initial public offering in a cash-free, negotiated transaction.

         In April 2000, the Company amended and renewed a one-year credit agreement with Scripps Bank, increasing the amount of the credit line to $4.0 million from $3.5 million under the previous agreement. The line of credit is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the prime rate, which was reduced from the prior agreement at prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and current ratios, and a maximum debt to equity ratio. Total advances are restricted to 80% of eligible accounts receivable plus 15% of eligible inventory, as specifically defined in the agreement. The credit line expires April 15, 2001. There were no borrowings under the line of credit as of June 30, 2000 compared to $1.5 million at June 30, 1999.

         In June 2000, the Company signed a loan advance agreement with Scripps Bank effective June 13, 2000 through September 20, 2000. The Company may submit capital expenditures up to $250,000 to finance under the agreement at an interest rate of 9.5% per annum. Once the final balance has been submitted, a 48-month term loan originates with three (3) monthly interest payments beginning July 20, 2000, followed by 48 monthly payments beginning October 20, 2000 in a monthly payment necessary to fully amortize the loan balance owing on September 20, 2000. The credit line is collateralized by the assets purchased under the agreement.

         The Company has a $3.0 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of June 30, 2000 and 1999.

         Management believes the Company's existing cash position and credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 2000.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 9, 2000 at the Sheraton Four Points Hotel located at 8110 Aero Drive, San Diego, California. The matters considered at the meeting consisted of the following:

         The election of two (2) Class III directors to serve for a term of three years and until their successor is elected and qualified. The results of the voting were as follows:

         NOMINEE                 FOR               AGAINST       TOTAL VOTES
         -------                 ---               -------       -----------

         John J. Shea         3,230,274            17,940          3,248,214

         Michael Favish       3,234,174            14,040          3,248,214

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.10(4) Loan Advance Agreement dated June 13, 2000 between Fotoball USA, Inc. and Scripps Bank.

              27         Financial Data Schedule

         (b)  Reports on Form 8-K for the three months ended June 30, 2000 -
              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FOTOBALL USA, INC
                                       -----------------------------------------
                                                     (Registrant)

Dated: August 11, 2000                 BY: /s/ Michael Favish
                                           -------------------------------------
                                           Michael Favish
                                           President and Chief Executive Officer

Dated: August 11, 2000                 BY: /s/ Thomas R. Hillebrandt
                                           -------------------------------------
                                           Thomas R. Hillebrandt
                                           Vice President - Finance
                                           (Principal Accounting Officer)