Form 10QSB
period 2000-09-30
FOTOBALL USA INC
filed 2000-11-14
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     -----------     ---------------
                        Commission file number    0 - 24608
                                              ----------------

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

                                (858) 909 - 9900
                           ---------------------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   ---

     As of November 1, 2000, the Company had 3,715,669 shares of its common stock issued and outstanding.

             Transitional Small Business Disclosure Format Yes     No  X
                                                               ---    ---

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of September 30, 2000 and
               December 31, 1999                                         3

           Condensed Statements of Operations for the three months
               and nine months ended September 30, 2000 and 1999         4

           Condensed Statements of Cash Flows for the nine months
               ended September 30, 2000 and 1999                         5

           Notes to Condensed Financial Statements                       6-8

   Item 2. Management's Discussion and Analysis or
               Plan of Operations                                        9 - 17

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                               19


            See accompanying Notes to Condensed Financial Statements

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                            CONDENSED BALANCE SHEETS

                                                                                     SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                     ------------------       -----------------
                                    ASSETS                                              (UNAUDITED)

CURRENT ASSETS
   Cash and equivalents                                                                  $  1,614,154           $  3,797,918
   Accounts receivable less allowances of $175,410 at September 30, 2000 and
   $250,000 at December 31, 1999                                                            4,340,226              3,713,015
   Receivable - other                                                                         639,293                     --
   Inventories                                                                              4,609,201              4,105,675
   Prepaid expenses and other                                                                 501,053                253,659
   Deferred income taxes                                                                      661,000                661,000
                                                                                         ------------           ------------
          TOTAL CURRENT ASSETS                                                             12,364,927             12,531,267
                                                                                         ------------           ------------

PROPERTY AND EQUIPMENT, net                                                                 2,326,055              1,263,626
                                                                                         ------------           ------------
OTHER ASSETS
   Deposits and other                                                                         252,767                 29,985
                                                                                         ------------           ------------
          TOTAL OTHER ASSETS                                                                  252,767                 29,985
                                                                                         ------------           ------------
                                                                                         $ 14,943,749           $ 13,824,878
                                                                                         ============           ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of capital leases                                                       $  113,033              $ 135,197
   Current portion of long term debt                                                           53,927                     --
   Accounts payable and accrued expenses                                                    2,152,505              1,671,035
   Income taxes payable                                                                         8,582                158,185
                                                                                         ------------           ------------
          TOTAL CURRENT LIABILITIES                                                         2,328,047              1,964,417

CAPITAL LEASES, net of current portion                                                        227,180                271,740
LONG TERM DEBT, net of current portion                                                        196,073                     --
OTHER LIABILITIES                                                                             157,552                     --
                                                                                         ------------           ------------
          TOTAL LIABILITIES                                                                 2,908,852              2,236,157
                                                                                         ------------           ------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      Authorized -1,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized - 15,000,000 shares;
      issued and outstanding - 3,579,092 shares issued as of September
      30, 2000 and 3,566,536 shares issued as of December 31, 1999                             35,790                 35,665
   Additional paid-in capital                                                              11,671,097             11,636,471
   Accumulated earnings (deficit)                                                              328,010               (83,415)
                                                                                         ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                                       12,034,897              11,588,721
                                                                                         ------------           ------------
                                                                                         $ 14,943,749            $ 13,824,878
                                                                                         ============            ============

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ---------------------------------------------------------------------
                                                                    2000               1999              2000              1999
                                                                -----------        -----------       -----------      ------------
SALES                                                           $ 7,097,750        $ 9,797,852       $20,108,026      $ 21,672,411
COST OF SALES                                                     4,538,861          5,754,368        12,743,238        13,021,915
                                                                -----------        -----------       -----------      ------------
         GROSS PROFIT                                             2,558,889          4,043,484         7,364,788         8,650,496
                                                                -----------        -----------       -----------      ------------
OPERATING EXPENSES

     Royalties                                                      605,354            693,476         1,474,027         1,575,629
     Marketing                                                      743,688            929,832         2,312,144         2,134,697
     General and administrative                                     984,934          1,292,774         2,514,972         2,650,182
     Depreciation and amortization                                  113,227            102,012           325,737           300,248

     Loss from the sale of equipment                                125,518                 --           125,518                --
                                                                -----------        -----------       -----------      ------------
         TOTAL OPERATING EXPENSES                                 2,572,721          3,018,094         6,752,398         6,660,756
                                                                -----------        -----------       -----------      ------------
         INCOME FROM OPERATIONS                                    (13,832)          1,025,390           612,390         1,989,740
                                                                -----------        -----------       -----------      ------------
OTHER (INCOME) EXPENSE

     Interest expense                                                11,486             47,394            29,176           108,109
     Interest income                                               (27,017)            (7,473)         (102,496)           (9,127)
                                                                -----------        -----------       -----------      ------------
         TOTAL OTHER (INCOME) EXPENSE                              (15,531)             39,921          (73,320)            98,982
                                                                -----------        -----------       -----------      ------------
         INCOME BEFORE INCOME  TAX                                    1,699            985,469           685,710         1,890,758
         INCOME TAX EXPENSE                                             680          (316,000)           274,284         (226,000)
                                                                -----------        -----------       -----------      ------------
NET INCOME                                                      $     1,019        $ 1,301,469       $   411,425       $ 2,116,758
                                                                ===========        ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
              BASIC                                               3,578,616          3,048,724         3,566,536         2,832,682
                                                                ===========        ===========       ===========       ===========
              DILUTED                                             3,715,669          3,254,832         3,744,000         3,024,993
                                                                ===========        ===========       ===========       ===========
NET INCOME PER COMMON SHARE

              BASIC                                                   $ .00              $ .43             $ .11             $ .75
                                                                      =====              =====             =====             =====
              DILUTED                                                 $ .00              $ .40             $ .11             $ .70
                                                                      =====              =====             =====             =====

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      2000                1999
                                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                       $   411,425          $ 2,116,758
 Adjustments to reconcile net income to net cash
  (used in) operating activities:
   Depreciation and amortization                                                      325,736              320,996
   Loss on Sale of  Equipment                                                         125,518                 --
   Amortization of stock compensation expense                                          11,992               25,816
   Provision for allowance accounts                                                       100                 --
   Changes in operating assets and liabilities:
   Accounts receivable                                                               (627,211)          (1,922,136)
   Accounts receivable other                                                         (620,859)                --
   Inventories                                                                       (503,526)            (378,872)
   Prepaid expenses and other                                                        (265,827)            (141,258)
   Deferred income taxes                                                                 --               (704,000)
   Deferred rent                                                                      157,552                 --
   Accounts payable and accrued expenses                                              452,936              654,614
   Income taxes payable                                                              (121,068)             (61,800)
                                                                                  -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                                (653,232)             (89,882)
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                               (1,602,684)            (492,321)
  Change in long-term deposits                                                       (222,782)               1,582
                                                                                  -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                              (1,825,466)            (490,739)
                                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease obligations                                              22,176              146,041
  Proceeds from long term debt                                                        250,000                 --
  Proceeds from exercise of stock options                                              22,758              148,034
  Proceeds from warrant exercise                                                         --              2,673,635
  Net additions to short-term credit facilities                                          --               (400,000)
                                                                                  -----------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   294,934            2,567,740
                                                                                  -----------          -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (2,183,764)           1,987,089
CASH AND EQUIVALENTS, Beginning of period                                           3,797,918                8,498
                                                                                  -----------          -----------
CASH AND EQUIVALENTS, End of period                                               $ 1,614,154          $ 1,995,587
                                                                                  ===========          ===========


            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


1.   CONDENSED FINANCIAL STATEMENTS
     ------------------------------

     The condensed balance sheet as of September 30, 2000, the condensed statements of operations for the three months and nine months ended September 30, 2000 and 1999 and the condensed statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

     The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2000.

2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
     ---------------------------------------------------------

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

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (CONTINUED)


     VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 36% for the three months ended September 30, 2000, a decrease from 41% during the prior year period. The Company's gross margins may fluctuate, particularly between quarters, based in part on the concentration of promotions, retail sales, sales direct to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on the retail sales channel for most of its revenue. The retail channel is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices in the future to remain competitive in the marketplace. Such price reductions could lead to lower gross margins.

     VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor is the seasonality of the sporting industry and the effect this has on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products helps mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotions business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail and promotions business for the three months ended September 30, 2000 accounted for approximately 90% and 10%, respectively, of total sales.

     CONCENTRATION ON RETAIL SALES AND KEY CUSTOMERS - Retail sales were 90% of total sales for the three months ended September 30, 2000, as compared to 88% of total sales for the three months ended September 30, 1999. One large customer accounted for approximately 18% of total sales for the three months ended September 30, 2000, and one customer accounted for approximately 38% of total sales in the three months ended September 30, 1999.

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

     DEPENDENCE ON SUPPLIERS - In 1999, the Company purchased approximately 88% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of the Company's products primarily because products originating from

                              FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (CONTINUED)


     China could be subjected to substantially higher rates of duty.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consist of the following:

                                     September 30, 2000    December 31, 1999
                                     ------------------    -----------------
         Finished goods                     $ 2,913,091           $2,382,025
         Raw material                         1,696,109            1,723,650
                                            -----------           ----------
         Total inventory                    $ 4,609,200           $4,105,675
                                            ===========           ==========

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

     CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements regarding, expanding the promotions business, expanding retail capabilities, adding product lines, adding new license properties, overall sales trends, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2000, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the Company's inability to obtain new licenses, expanding its retail capabilities and the risk factors listed in the "Disclosure of Certain Significant Risks and Uncertainties" in this report and as listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the annual report on From 10-KSB for the year ended December 31, 1999 and the quarterly report on Forms 10-QSB for the quarters ended March 31, 2000 and June 30, 2000.

     RESULTS OF OPERATIONS:

          The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:


                                             THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                                      SEPTEMBER 30,
                                        2000                     1999                      2000                    1999
                                   -----------------------------------------------------------------------------------------------
Sales                              $7,097,750     100%     $9,797,852    100%       $20,108,026     100%    $ 21,672,411    100%
Cost of Sales                       4,538,861      64       5,754,368     59         12,743,238      63       13,021,915     60
Operating Expenses                  2,572,721      36       3,015,094     31          6,752,398      34        6,660,756     31
Operating Income                     (13,832)      --       1,028,390     10            612,390       3        1,989,740      9
Interest Expense                       11,486      --          47,394     --             29,176      --          108,109     --
Interest Income                      (27,017)      --          (7,473)    --           (102,496)      1           (9,127)    --
Income Before Income Tax                1,699      --         985,469     10            685,710       3        1,890,758      9
Income Tax Expense                        680      --        (316,000)    (3)           274,284       1         (226,000)     1
Net Income                         $    1,019      --      $1,301,469     13%         $ 411,425       2%     $ 2,116,758     10%


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

SALES:

     Sales decreased $2.7 million, or 28%, for the three months ended September 30, 2000 from sales for the three months ended September 30, 1999. The decline in sales was due to a decrease in entertainment sales of $2.5 million, or 58%, a decline in promotion sales of $.4 million, or 33%, offset by an increase in college sales of $.2 million or 49% as compared to the prior year period. During the quarter, the Company realized product sales increases in soccer/volleyballs (26%), playground balls (258%) and coins (100%), with offsetting declines in basketballs (-19%), baseballs (-40%), footballs (-13%) and lapel pins (-93%).

     Retail sales were $6.4 million, or 90%, of total sales for the three months ended September 30, 2000 compared to $8.8 million, or 89%, for the three months ended September 30, 1999. The decrease in retail sales was primarily due to a decrease in entertainment retail sales which were down (-58%) from the prior year period. The decrease in entertainment retail sales related to a 93% decrease in lapel pin sales from one of the Company's largest customers. The Company's college retail sales, which experienced 49% growth during the third quarter of 2000 over the prior year period offset some of the decrease in entertainment retail sales. The Company intends to pursue new licenses and create additional product lines based on existing licenses to broaden the scope of the Company's business.

     Promotion sales were 10% of total sales for the three months ended September 30, 2000 constant when compared to the three months ended September 30, 1999. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits. These strategies will include leveraging its relationships with its existing licensors to secure promotions with companies who sponsor sports related organizations, in addition to obtaining new licensing opportunities.

GROSS PROFIT:

     Gross profit decreased $1.5 million, or 37%, for the three months ended September 30, 2000 from gross profit for the three months ended September 30, 1999. Gross profit as a percentage of sales decreased to 36% for the three months ended September 30, 2000 from 41% for the three months ended September 30, 1999. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix including a decrease in lapel pin sales from the prior year, which carried higher than average gross margins and an increase in playground and soccer balls in the current period which sell at lower margins than some of the Company's other products. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

     Total operating expenses decreased $.5 million, or 15%, for the three months ended September 30, 2000 from total operating expenses for the three months ended September 30, 1999. Total operating expenses increased to 36% as a percentage of sales as of September 30, 2000 from 31% as of September 30, 1999. These increases are primarily due to an increase in personnel and salary related items, expenses incurred in moving the Company to its new headquarters, and losses incurred from the sales of assets and abandonment of tenant improvements at its old facilities.

     Royalty expenses decreased $.09 million, or 13%, for the three months ended September 30, 2000 from royalty expenses for the three months ended September 30, 1999 due primarily to the overall decrease in sales offset by greater mix of royalty versus nonroyalty product sales. Royalty expenses as a percentage of sales increased to 9% for the three months ended September 30, 2000 from 7% as of September 30, 1999 as a result of a greater mix of royalty versus non-royalty sales. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

     Marketing expenses decreased $.2 million, or 20%, for the three months ended September 30, 2000 from marketing expenses for the three months ended September 30, 1999. Marketing expenses as a percentage of sales increased to 10% of sales for the three months ended September 30, 2000 from 9% of sales for the three months ended September 30, 1999. These increases are primarily due to an increase in personnel and salary-related items, and cooperative advertising allowances as the Company increases its penetration of the number of mass merchants to increase sales and promote industry recognition.

     General and administrative expenses decreased $.3 million, or 24%, for the three months ended September 30, 2000 from general and administrative expenses for the three months ended September 30, 1999. Increases in salary-related items, facility costs, one time relocation costs and loss from the sale of equipment as further discussed below, were offset by decreases in bad debt expense, legal expense and bonus accruals compared to the prior year period. General and administrative expenses as a percentage of sales were 14% for the three months ended September 30, 2000 and 13% for the three months ended September 30, 1999.

     On July 31, 2000 the Company relocated its corporate headquarters and manufacturing and warehouse operations to its new facility at 6740 Cobra Way, San Diego, California. As a result of the relocation, the company incurred relocation costs of $64,323, which are included in general and administrative expenses, and a loss of $125,518 on the sale of equipment and write-off of tenant improvements at the old facilities for the period ended September 30, 2000.

OTHER INCOME (EXPENSE):

     Interest expense decreased $.04 million, or 75%, for the three months ended September 30, 2000 from interest expense for the three months ended September 30, 1999. This decrease reflects no borrowings against the Company's line of credit throughout the quarter as a result of a higher average cash balance available during the period in 2000. There were no outstanding borrowings under the line of credit as of September 30, 2000, or as of September 30, 1999. Total capitalized equipment and machinery lease liabilities were $340,211 as of September 30, 2000 compared to $396,514 as of September 30, 1999, The decrease in the Company's capital leases is due to the expiration of old leases, and term loans being used to fund new equipment entered into as a result of the move into the new corporate headquarters. As further discussed under "Liquidity and Capital Resources" the Company entered into a term loan with its bank for

$250,000. The loan was funded at the end of the third quarter 2000 and as a result the company did not incur material interest expense during the quarter ended September 30, 2000.

     Interest income increased $.02 million for the three months ended September 30, 2000, as compared to interest income for the three months ended September 30, 1999. This increase is due to the Company's average cash balances available for investment being higher in 2000 as compared to 1999. See also "Liquidity and Capital Resources" below. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

     Income tax expense was $680 for the three months ended September 30, 2000, an effective tax rate of 40% compared to an income tax benefit of ($316,000) for the prior year period. As of September 30, 1999 the Company had deferred tax assets of approximately $794,000 consisting primarily of valuation reserves. The income tax benefit for the three months ended September 30, 1999, was primarily due to the elimination of a deferred tax valuation allowance established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. As of September 30, 1999, the Company has utilized all of its available net operating loss carryforward. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then earnings per share would have been as follows:

                                       September 30, 2000    September 30, 1999
                                       ------------------    ------------------
   Income before income taxes                     $ 1,699             $ 985,469
   Proforma Income tax expense @ 40%                  680               394,188
                                                  -------             ---------
   Proforma Net Income                            $ 1,019             $ 591,281
                                                  =======             =========
   Proforma Diluted Earnings per Share            $   .00              $    .18
                                                  =======             =========


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

SALES:

     Sales decreased $1.6 million, or 7%, for the nine months ended September 30, 2000 from sales for the nine months ended September 30, 1999. The decline in sales was due to a decrease in promotion sales of $2 million, or 57%, offset by an increase in retail sales of $.4 million, or 3%, as compared to the prior year period. During the nine months ended September 30, 2000, the Company realized product sales increases in soccer/volleyballs (137%), playground balls (186%) and coins (100%), with offsetting declines in footballs (-14%), baseballs (-20%), basketballs (-5%) and lapel pins (-77%).

     Retail sales were 92% of total sales for the nine months ended September 30, 2000 compared to 83% for the nine months ended September 30, 1999. The percentage increase in retail sales was primarily due to the decrease in promotion sales. Retail sales for the nine months ended September 30, 2000 increased by 3% over the prior year period. The increase in retail sales was primarily due to increased national account sales, which are expanding in the number of retail stores serviced.

     Promotion sales were 8% of total sales for the nine months ended September 30, 2000 compared to 17% for the nine months ended September 30, 1999. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotions business and its contribution to operating profits. These strategies will include leveraging its relationships with its existing licensors to secure promotions with companies who sponsor sports related organizations, in addition to obtaining new licensing opportunities.

GROSS PROFIT:

     Gross profit decreased $1.3 million, or 15%, for the nine months ended September 30, 2000 from gross profit for the nine months ended September 30, 1999. Gross profit as a percentage of sales decreased to 37% for the nine months ended September 30, 2000 from 40% for the nine months ended September 30, 1999. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix including a decrease in lapel pin sales from the prior year, which carried higher than average gross margins and an increase in playground and soccer balls in the current period which sell at lower margins than some of the Company's other products. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

     Total operating expenses increased $.1 million, or 1%, for the nine months ended September 30, 2000 from total operating expenses for the nine months ended September 30, 1999. Total operating expenses increased to 34% as a percentage of sales as of September 30, 2000 from 31% as of September 30, 1999.

     Royalty expenses decreased $.1 million, or 6%, for the nine months ended September 30, 2000 from royalty expenses for the nine months ended September 30, 1999. Royalty expenses as a percentage of sales remained constant at 7% of sales for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. The stability in royalty expense as a percentage of sales is primarily due to the relatively equal levels of retail sales, which are generally royalty bearing. The majority of the entertainment portion of retail sales and some of the promotions sales are non-royalty bearing. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Footnote 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

     Marketing expenses increased $.2 million, or 8%, for the nine months ended September 30, 2000 from marketing expenses for the nine months ended September 30, 1999. Marketing expenses as a percentage of sales increased to 11% of sales for the nine months ended September 30, 2000 from 10% of sales for the nine months ended September 30, 1999. These increases are primarily due to an increase in personnel and salary-related items and cooperative advertising allowances as we increase penetration of the number of mass merchants.

     General and administrative expenses decreased $.1 million, or 5%, for the nine months ended September 30, 2000 from general and administrative expenses for the nine months ended September 30, 1999. Increases in salary-related items, facility costs and one time relocation costs as further discussed above, were offset by decreases in bad debt expense, legal expense and bonus accruals compared to the prior year period. General and administrative expenses as a percentage of sales increased to 13% for the nine months ended September 30, 2000 from 12% for the nine months ended September 30, 1999.

OTHER INCOME (EXPENSE):

     Interest expense decreased $.08 million, or 73%, for the nine months ended September 30, 2000 from interest expense for the nine months ended September 30, 1999. This decrease reflects no borrowings against the Company's line of credit throughout the first nine months as a result of a higher average cash balance available during the period in 2000. There were no outstanding borrowings under the line of credit as of September 30, 2000 or as of September 30, 1999. As further discussed under "Liquidity and Capital Resources" the Company entered into a term loan with its bank for $250,000. The loan was funded at the end of the third quarter 2000 and as a result the company did not incur material interest expense during the nine months ended September 30, 2000.

     Interest income increased $.1 million for the nine months ended September 30, 2000, as compared to interest income for the nine months ended September 30, 1999. This increase is due to the Company's average cash balances available for investment being substantially higher in 2000 as compared to 1999. See "Liquidity and Capital Resources" below. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

     Income tax expense was $274,284 for the nine months ended September 30, 2000, an effective tax rate of 40%, as compared to income tax benefit of ($226,000) for the prior year period. Had the Company been taxed at a combined federal and state effective tax rate of 40% in 1999, then earnings per share would have been as follows:

                                        September 30, 2000   September 30, 1999
                                        ------------------   ------------------
   Income before income taxes                    $ 685,710          $ 1,890,758
   Proforma Income tax expense @ 40%               274,284              756,303
                                                 ---------          -----------
   Proforma Net Income                           $ 411,425          $ 1,134,455
                                                 =========          ===========
   Proforma Diluted Earnings per Share           $     .11          $       .38
                                                 =========          ===========

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and equivalents aggregated $1.6 million at September 30, 2000, a decrease of $2.2 million from cash and equivalents of $3.8 million at December 31, 1999. This decrease in cash was the result of a 81% decrease in net income from the prior year period and other increases in assets. Specifically, increases of $.6 million in accounts receivable, $.6 million in receivable-other, $.5 million in inventory, $.2 million in prepaid assets and other, and an increase of $.4 million in accounts payable and accrued expenses. The increase in accounts receivable is due primarily to a greater percentage of sales derived from national retail accounts, which typically require longer repayment terms than the Company's normal thirty-day credit terms and to the overall increase in sales. The increase in receivable-other and prepaid represents improvements in accordance with the new building lease at 6740 Cobra Way, which will be reimbursed as discussed further below. The increase in inventory is due in part to an increase in the number of products offered to expand existing and new licenses and to growth in the retail business requiring on-hand inventory items, as retail orders are generally fulfilled in one to four weeks. Accounts payable and accrued expenses increased primarily due to inclusion of building related items. The cash balance at December 31, 1999 also included a portion of the $2.6 million of net proceeds from the exercise of warrants as further discussed below.

     The Company has also utilized cash resources of approximately $1.6 million for the acquisition of non-current assets, including property, equipment and improvements during 2000. The Company anticipates that its capital expenditure requirements for the last three months of 2000 will approximate $.1 million, which will be used to purchase additional office and computer equipment due to the Company's expansion. Of the $1.6 million, $.65 million will be financed through a term loan with Scripps Bank and $.6 million will be reimbursed by the landlord as discussed further below.

     The Company's net working capital decreased approximately $.6 million from December 31, 1999 to September 30, 2000, to a net working capital surplus of $10 million at September 30, 2000 from a net working capital surplus of $10.6 million at December 31, 1999.

     In March 2000, the Company executed a lease, including headquarter and warehousing space, consisting of approximately 101,000 square feet at 6740 Cobra Way, San Diego, California 92121. The space is being leased from an unaffiliated party, which provides for a 123-month term commencing in August 2000, with two five-year option periods. Monthly rent is $79,500 per month, with 5% fixed increases to occur every two years. A security deposit of $.2 million and first month's rent of $79,500 was paid to the landlord in March 2000. The Company will receive a three-month rent credit during its first three months of occupancy and has received certain other improvement allowances from the landlord. All improvements must be paid in advance by the Company and reimbursed by the landlord. The Company's cash outlay for improvements was $1.8 million as of September 30, 2000. The landlord has reimbursed the Company $.3 million and is expected to reimburse $.6 million in the fourth quarter. The Company anticipates the new premises will meet its space requirements for the foreseeable future. The Company terminated its lease commitments at 3738 Ruffin Road and 4000 Ruffin Road effective July 31, 2000 without any penalties and does not expect to incur any additional material expenses associated with such termination.

     At September 30, 2000, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $1.4 million in the aggregate through 2003, of which $.2 million is due at various times during 2000. Based upon the net income realized by the Company during the first nine months of 2000 and the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

     On September 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of September 24, 1999 through August 27, 1999, warrantholders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with its terms. A total of 686,167 warrants, or 49%, of the total warrants originally issued and outstanding were exercised on or before August 27, 1999. Gross proceeds received by the Company in the offering were $2.7 million (solicitation fees and other costs associated with the offering were approximately $.1 million as of December 31, 1999). Net proceeds received by the Company have been retained for working capital purposes to finance the Company's continued growth in all areas and possible acquisitions. Separately, 22,000 shares of common stock were issued to the underwriter of the Company's initial public offering in a cash-free, negotiated transaction.

     In April 2000, the Company amended and renewed a one-year credit agreement with Scripps Bank, increasing the amount of the credit line to $4.0 million from $3.5 million under the previous agreement. The line of credit is collateralized by the assets of the Company and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the prime rate, which was reduced from the prior agreement at prime rate plus .75%. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and current ratios, and a maximum debt to equity ratio. Total advances are restricted to 80% of eligible accounts receivable plus 15% of eligible inventory, as specifically defined in the agreement. The credit line expires April 15, 2001. There were no borrowings under the line of credit as of September 30, 2000 or at September 30, 1999.

     In June 2000, the Company signed a term loan agreement with Scripps Bank with a loan advance period effective June 13, 2000 through September 20, 2000. The Company was allowed to submit capital expenditures for property and equipment up to $250,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company funded the loan for $250,000 on September 1, 2000. Once the loan was funded, a 48-month term loan originated with one (1) monthly interest payment on September 20, 2000, followed by 48 equal monthly payments of $6,281 beginning October 20, 2000 and ending on September 20, 2004. The credit line is collateralized by the assets purchased under the agreement.

     In August 2000, the Company signed a term loan agreement with Scripps Bank with a loan advance period effective August 9, 2000 through October 20, 2000. The Company was allowed to submit capital expenditures for tenant improvements up to $400,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company funded the loan for $400,000 on October 12, 2000. Once the loan was funded, a 36-month term loan originated with 36 equal monthly payments of $12,813 beginning November 20, 2000 and ending on October 20, 2003. The credit line is collateralized by the assets purchased under the agreement.

     The Company has a $3.0 million line of credit facility (the "facility") with Merrill Lynch

International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of September 30, 2000 and 1999.

     Management believes the Company's existing cash position and credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                    10.10(5) Loan Advance Agreement dated August 9, 2000 between Fotoball USA, Inc. and Scripps Bank.

                    27              Financial Data Schedule

        (b) Reports on Form 8-K for the three months ended September 30, 2000 - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FOTOBALL USA, INC
                                      ----------------------------------
                                                 (Registrant)


Dated: November 10, 2000             BY: /s/ Michael Favish
                                         ------------------
                                     Michael Favish
                                     President and Chief Executive Officer


Dated: November 10, 2000             BY: /s/ Thomas R. Hillebrandt
                                         -------------------------
                                     Thomas R. Hillebrandt
                                     Vice President and Chief Financial Officer

                                     (Principal Accounting Officer)