Form 10KSB
period 2000-12-31
FOTOBALL USA INC
filed 2001-03-29
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB

         [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934

                   For the fiscal year ended December 31, 2000

         [ ] Transition Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from ________________ to _______________

                         Commission file number: 0-24608

                               -------------------

                               FOTOBALL USA, INC.
                 (Name of small business issuer in its charter)
          Delaware                                               33-0614889
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   6740 Cobra Way, San Diego, California 92121
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (858) 909-9900

                                 ---------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Right

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

         The Issuer's revenues for the fiscal year ended December 31, 2000 were $26,929,331.

         The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the average bid and ask prices of such stock, as of March 16, 2001, was $4,131,066.

         As of March 16, 2001, the Company had 3,579,032 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format:  Yes        No   X
                                                             -----     ---

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements regarding expanding the promotion business, expanding retail capabilities, launching the new Rawlings Golf division, adding product lines, adding new license properties, overall sales trends, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2001, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the risk factors listed in Part I, Item 1 and the "Disclosure of Certain Significant Risks and Uncertainties" included in the Notes to Financial Statements in this report and as listed from time to time in the Company's filings with the Securities and Exchange Commission.



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Fotoball USA, Inc., a Delaware corporation (the "Company"), designs, develops, manufactures and markets high quality custom sports and non-sports related products. These products are sold in the licensed product retail market through a nationwide network of over 3,000 retail stores including Target, Wal-Mart, Toys "R" Us, Sears, J.C. Penney and The Sports Authority. Additionally, the Company provides custom sports and non-sports related products for corporate promotions and non-licensed specialty sports products to corporations for resale, including sales to amusement parks and entertainment-related companies. The Company currently holds licenses with Major League Baseball Properties and Major League Baseball Players Association, NHL Enterprises and National Hockey League Players Association, National Football League Properties and NFL Players Inc., over 300 National Collegiate Athletic Association colleges and universities, the United States Professional Softball League, the XFL and certain entertainment properties including Warner Bros. Looney Tunes(R) and Scooby-Doo, Nickelodeon's "Rugrats" and "Blue's Clues" characters, Saban's "Digimon" and The Coca-Cola Company. Pursuant to these licenses, the Company has the right to use, for commercial purposes, the names, logos, characters, likenesses and signatures of the licensors on various sports and non-sports related products.

         In December 2000, the Company entered into an agreement with Rawlings Sporting Goods Company, Inc. ("Rawlings") for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name beginning January 1, 2001. In January 2001, the Company established a new Rawlings Golf division to design, develop, manufacture and market golf products under the Rawlings brand name.

         The Company sells its products to two distinct types of customers.

         o Retail customers, which includes both the sale of licensed products directly to mass merchants, sports teams and concessionaires (its "national retail sales" customer) and the sale of non-licensed specialty sports and non-sports products to amusement park and entertainment-related companies for resale and promotional use (its "entertainment" customer).

         o Promotion customers, to whom the Company directly sells custom-designed products.

         The Company's national retail sales represents a customer base of over 3,000 retailers, including selected department stores and mass merchants (such as Target, Wal-Mart, Toys "R" Us, Sears and J.C. Penney), airport and hotel concessionaires, various licensed sports specialty and sporting goods chains (such as The Sports Authority, Champs, Modell's Sporting Goods and Dick's Sporting Goods), various consumer catalogs, e-commerce sites and professional sports stadiums (including all 30 Major League Baseball stadiums, the majority of professional minor league baseball stadiums and selected football stadiums). The Company's entertainment business designs, develops and manufactures specialty products for large companies such as Walt Disney, Paramount, Six Flags and Busch Gardens theme parks, QVC, Home Shopping Network and Sports Illustrated.

         The Company's promotion customers, which include large companies such as General Mills, Castrol, Bank of America, McDonalds and Burger King, purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of sports teams. The Company provides its promotion customers with a wide range of graphic design, product development and manufacturing services. These services include assisting customers in the negotiation of corporate sponsorships with professional sports teams and their associations, in designing and developing promotions and in procuring product licenses and authorizations. The Company is responsible for all phases of production, including creative design, manufacturing, quality control, packaging and shipping.

         The Company intends to sell its Rawlings Golf products to certain of its existing national retail sales customers and to select on-course and off-course golf retailers. The Company anticipates having products available for sale beginning in the second quarter of 2001.

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

PRODUCTS

         The Company offers a variety of custom-imprinted sports and non-sports products across a broad range of price points. The Company currently markets over 500 custom-imprinted sports and non-sports related products with general wholesale prices ranging from approximately $1.00 to $22.95 per item. The following is a description of each of the Company's main product lines:

    Baseball:
         The Company uses a synthetic leather, official size and weight baseball, as well as a synthetic leather, composite core jumbo baseball, on which it prints or embosses various images. The baseball product line includes baseballs featuring a player's image and statistics, embroidered baseballs, logo team baseballs featuring logos of Major League Baseball ("MLB") and minor league baseball teams (collectively "Professional Baseball"), mini-glove and baseball gift sets, specialty baseballs including mini-hanging baseballs, Softee(R) soft vinyl polyester filled baseballs licensed by Professional Baseball, colleges and universities and several entertainment properties and promotional baseballs custom-printed and used for promotions.

    Football:
         The Company uses a synthetic leather football in a variety of sizes and finishes. The football product line includes Teamball TM and the National Football League ("NFL") Player Fotoball(R), mini-footballs featuring NFL team logos and full color images of NFL players, official size footballs and Sofgrip(TM) footballs featuring university or college logos, NFL Souvenir official size footballs featuring team and Super Bowl logos and NFL marks produced in limited edition, performance/official size footballs featuring color images for specialty retailers such as Walt Disney and promotional full-size,

Sofgrip(TM) and miniature footballs custom-printed and used for promotions.

    Basketball:
         The Company uses a basketball with a high-grade synthetic leather finish on six panels and white synthetic leather on two panels for its official size and miniature basketballs. The Company uses an official size basketball constructed of vulcanized rubber and an official size basketball constructed of synthetic leather for its brand licensed and college product line. The basketball product line includes University Teamball(R) made from synthetic leather, both full and youth-size vulcanized rubber basketballs featuring a full-color image of a university or college logo and nickname, National Basketball Association ("NBA") team logo ball featuring full-color logos of several NBA teams sold to individual teams for exclusive sale by the respective team within the arena, basketball hoop sets with backboards featuring college logos combined with a mini-basketball, performance/official size basketballs featuring full-color images for specialty retailers and promotional basketballs in all sizes made primarily from vulcanized rubber featuring graphic designs of team, college or corporate logos for promotions.

    Soccer Ball:
         The Company uses a 16-inch, 12-panel machine stitched synthetic leather soccer ball for its miniature soccer balls. The Company uses a size 5 machine stitched soccer ball for its brand-licensed products. The soccer product line includes size 3 and performance/size 5 soccer ball featuring color images for specialty retailers and promotional soccer balls custom-printed and used for promotions.

    Hockey Puck:
          The Company uses a hockey puck that is officially licensed with the National Hockey League ("NHL"). The hockey product line includes team puck featuring NHL team logos on a brass medallion that adheres to the puck, player images and player facsimile autographs on pucks packaged in a mini-net or with a stand.

    Lapel Pin:
          The Company produces a variety of lapel pin styles including cloisonne, die struck, brass etched and steel for the licensed product retail market, for corporate promotions and to brand licensed retail customers. The lapel pin product line includes customized lapel pins for entertainment customers, NCAA lapel pins for the NCAA championship series and the Final Four(TM) tournament licensed by the NCAA and promotional pins custom manufactured and used for corporate promotions and programs.

    Playground Ball:
         The Company uses a soft vulcanized rubber ball in various sizes for its entertainment-related licensed products such as for Warner Bros. Looney Tunes and Scooby Doo and Nickelodeon's "Rugrats" and "Blue's Clues" characters. The Company uses an 8-inch playground ball for its MLB team logo playground ball featuring all MLB teams, as well as for its NFL team logo playground ball featuring all NFL teams.

    Softee(R)Sports Products:
         The Company uses polyester-filled soft vinyl for its Softee(R) sport balls. The Softee(R) product line includes a miniature bat and baseball set with major league baseball and entertainment property logos, a Teamball(R) basketball featuring college and minor league team logos and promotional miniature footballs and baseballs custom-printed and used for promotions.

    Coins:
         The Company uses fully minted solid metal coins with an industry first printed metal insert custom manufactured for its entertainment customers and used for corporate promotions and programs.

    Golf Line:
         Beginning in the second quarter of 2001, the Company will offer a complete line of Rawlings

Golf golf clubs, golf balls, bags and non-motorized golf carts.

         Sets. The Company will offer three golf club sets that include three woods with graphite shafts and/or eight irons with either graphite or steel shafts. The Company will sell an irons only set or woods only set and a complete woods and irons set. The three lines are the Tour Response, which has dual tungsten inserts in the irons for a low center of gravity and is designed for the more experienced golfer, the EneroG+, which has a twin back cavity in the irons for more control and is designed for players of all levels and the Phase II, which has oversized perimeter weighted irons for the less experienced golfer. The Company will also offer two junior sets with a driver, three irons, a putter and a golf bag.

         Utility drivers. The Company will offer the FTi series of fused titanium utility drivers, which has a tungsten weighting system with a patented titanium face construction and will come with graphite shafts in three head sizes, 320cc, 360cc and 400cc.

         Utility irons. The Company will offer two series of utility wedges, each of which will come in three different lofts. The DTI wedges have a heel and toe tungsten weighting system for a low center of gravity. The Short Stop wedges have an oversized head for a larger sweet spot. The T-Iron is a driving iron designed for driving off the tee or for use in the fairway.

         Putters. The Company will offer a series of putters called DTI putters with tungsten and copper toe and heel weighting system and a vibration absorbing face insert.

         Golf balls. The Company will offer two three-piece performance balls that contain a solid core, a mantle and a Suryln cover with the mantle and cover containing a titanium powder coating. The Company also will offer a lower priced two-piece golf ball constructed with a solid core and Surlyn cover with a titanium powder coating. Each of the golf ball lines is designed with a unique 482-dimple pattern. The pattern and dimple depths are designed to create aerodynamic properties that produce a long, straight flight with a trajectory and spin that allow the ball to hold the green.

         Accessories. The Company will offer two different non-motorized pull carts - one for junior golfers and one for adults. The Company anticipates developing additional accessories such as golf gloves, umbrellas, towels, caps and shirts for sale later in 2001 and early 2002.

MANUFACTURING, SUPPLY AND DISTRIBUTION

         Significant portions of all raw materials used in the production of the Company's retail products are purchased from unaffiliated manufacturers in Asia. An increasingly greater percentage of the Company's retail products are manufactured overseas, requiring only inflation and packaging of the products to be completed at the Company's San Diego, California facility. Additionally, the majority of the Company's promotion products are manufactured according to Company and customer specifications by these same unaffiliated manufacturers. In 2000, the Company purchased approximately 88% of its raw materials and finished retail and promotion goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased. The imprinting process, which involves the application of an image onto a blank ball, is performed either at the Company's San Diego, California facility or in China, depending upon the complexity of the printing process required. The complex four-color process is performed exclusively at the San Diego facility and the less sophisticated printing can be performed either at the San Diego facility or in China. The Company's senior management periodically visits its suppliers to supervise the manufacturing of its products and to ensure compliance with the Company's quality control standards and specifications. The Company is not a party to any written contract with any supplier and relies on its long-standing relationships to ensure quality, responsiveness and efficiency. All of the Company's products manufactured abroad are paid for in United States dollars.

         Foreign manufacturing is subject to a number of risks, including production and transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas and other import or export controls and changes in government policies. China currently enjoys most favored nation ("MFN") trading status with the United States, although there can be no assurance that China will continue to enjoy MFN trading status in the future or that conditions on China's MFN status will not be imposed. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse impact on the cost of the Company's products because products originating from China could be subjected to substantially higher rates of duty. Although alternative suppliers may be available in other countries at competitive prices and the Company continues to evaluate their ability to compete in terms of cost, quality, production capacity and other considerations, there can be no assurance that the Company would be able to find alternative suppliers in a timely manner or that such suppliers would meet the Company's cost, quality or production capability standards.

         All of the Company's golf products will initially be purchased from unaffiliated manufacturers in Asia. Golf clubs will be purchased fully assembled and packaged with only re-packaging for final shipment to customers occurring in the Company's San Diego, California facility. During 2001, the Company will establish a low volume golf club assembly capability within its San Diego facility to handle specialized orders and replacement product. All components for clubs assembled at the Company's San Diego facility will continue to be manufactured by the Asian manufacturers. Golf balls will be purchased both in retail packaging and in bulk. The Company will purchase golf balls in bulk pre-printed with the Rawlings logo for use in fulfilling customized and promotion orders.

         The Company is dependent on a limited number of suppliers for its golf clubs and golf balls. While the Company believes that alternative suppliers for its clubs and balls are available at competitive prices, there can be no assurance that the Company would be able to find alternative suppliers in a timely manner or that such suppliers would meet the Company's cost, quality or production capability standards. Any disruption of the current suppliers could have a material adverse effect on the results of operation of the Company's golf division.

         The Company is also dependent upon its golf suppliers for product development and design. The Company relies upon its suppliers to produce new and innovative golf clubs and balls that comply with the standards set by the United States Golf Association ("USGA") and Royal and Ancient Golf Club of St. Andrews ("R&A"). The Company's inability to obtain products that incorporate current technology and designs or that do not comply with USGA or R&A standards could have a material adverse effect on the results of operation of the Company's golf division.

         Demand in the golf marketplace for new technology and products can change rapidly. As the Company attempts to compete by introducing new products based on current technology, it may render its existing inventories of older products obsolete which could lead to higher than normal close-out sales at low or negative gross margins which could have a material adverse effect on the results of operation of the Company's golf division.

         The Company is new to the golf industry and does not have a history in forecasting demand for its new Rawlings Golf products. Actual demand for its golf products may be greater or less than forecasted. Such variations in demand may lead to overstocking or shortages of inventory for certain products. Overstocking of products could lead to excess obsolete inventory and closeout sales at low or negative gross margins and inventory shortages may lead to lost sales for those products, both of which could have a material adverse effect on the results of operation of the Company's golf division.

PRODUCT WARRANTIES

         The Company does not offer warranties for its sports balls or other non-golf products. The Company will offer limited warranties only on its golf clubs. To reduce the Company's financial exposure under its warranties, the term of the warranties will be based upon the warranty period extended to the Company by its golf suppliers. The Company will monitor the incidence of broken and defective clubs and work with its golf suppliers to correct design and manufacturing problems. A high rate of defective or broken products may adversely affect the Company's image and sales performance in the marketplace.

LICENSE AGREEMENTS

         The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with MLB, the NFL, various colleges and universities and, to a lesser extent, other licensors include the National Hockey League, the XFL, Coca-Cola, Warner Bros. Looney Tunes(R) and Scooby-Doo, MTV Networks' (Nickelodeon) "Rugrats" and "Blue's Clues" characters and Saban Merchandising, Inc.'s "Digimon: Digital MonstersTM". The Company's new license with Rawlings will be the Company's first venture into the golf products business. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole. The following is a brief description of the Company's material license arrangements with its licensors:

         The Company was granted by National Football League Properties, Inc. ("NFLP") the non-exclusive right to utilize in the United States and Canada, the names, symbols, designs and colors of the following: "National Football League," "NFL," "NFC," "AFC," "Super Bowl," "Pro Bowl," the Member Clubs of the NFL (including the helmet designs, uniforms, team names, nicknames, identifying slogans and logos and other member club indicia) (the "Team" license) and the names, likeness, portraits, pictures, photographs, signatures and biographical information of the NFL Quarterback Club(TM) and its members ("Quarterback Club" license). The Company also received from NFLP the right to utilize team and league logos on limited edition, collectible, official size synthetic-leather footballs. The terms of the licenses extend through March 31, 2003. The Company is obligated to pay a royalty based on net sales of licensed products subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the NFLP upon acceptable terms at its expiration.

         The Company was granted by the Major League Baseball Players Association ("MLBPA") the non-exclusive right to utilize in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likeness, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into commercial agreements with the MLBPA. The term of the license extends through December 31, 2000 with two renewal periods from January 1, 2001 to December 31, 2001 and from January 1, 2002 to December 31, 2002. The Company has renewed its license for 2001. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBPA upon acceptable terms at its expiration.

         The Company was granted by Major League Baseball Properties, Inc. ("MLBP") the non-exclusive right to utilize in the United States the names, symbols, logos and other similar or related identification of "MLBP." The term of the license extends through December 31, 2001. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBP upon acceptable terms at its expiration.

         The Company maintains licenses with various colleges and universities to use their names and logos on the Company's products. The Company was granted a license by The Collegiate Licensing Company and the Licensing Resource Group, both of which provide the licensing rights to several colleges and universities. In addition, the Company has individual licenses with several colleges and universities. No single college or university license represents a material portion of the Company's license sales business. However, taken as a whole, all of the college and university license sales are a material portion of the Company's license sales business. There can be no assurance that the Company will be able to renew all of its various college and university license agreements upon acceptable terms at their expirations.

         In December 2000, the Company entered into a five-year license agreement, beginning January 1, 2001, with two five-year renewal terms, with Rawlings for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name. The Company paid a one-time licensing fee of $500,000, and is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. The annual minimum royalty fees are: year one - $250,000, year two - $350,000, year three - $500,000, year four - $600,000 and year five - $700,000. The agreement automatically renews for the five-year renewal periods provided the Company has met its minimum royalty commitments. The Company may terminate the agreement for any reason upon 12-months' notice and payment of the minimum royalty for such 12-month period. There can be no assurance that the Company will meet its minimum royalty commitments allowing it to renew its license agreement beyond the initial term.

         Historically, the Company's licenses have been renewed by its licensors. Although the Company believes it will be able to renew its licenses upon their expiration, there can be no assurance that such renewal can be obtained on terms acceptable to the Company. The inability of the Company to renew existing licenses and/or acquire additional licenses could have a material adverse effect on the Company's sales and earnings.

GROSS MARGINS

         The Company realized gross margins of 36% for the year ending December 31, 2000, a decrease from 41% during the prior year period. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales direct to licensors, volume of close out sales and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on the retail sales channel for most of its revenue. The retail channel is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins. Under the Company's new Rawlings Golf license, the Company will be entering the golf marketplace for the first time. Without a history in the golf business, the Company cannot be certain of the gross margins it will realize on its golf product sales. Golf product margins will vary depending on customer acceptance of the Company's initial pricing and changes in manufacturing costs as the Company ramps up production. The overall Company gross margins may vary based on the volume of golf product sales.

SEASONALITY

         The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor was the seasonality of the sporting industry and the effect this had on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products has helped to mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotion business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail and promotion business for the year ending December 31, 2000 accounted for approximately 92% and 8%, respectively, of total sales. Under the Company's new Rawlings Golf license, the Company will be entering the golf marketplace for the first time. The golf club and golf ball markets are generally seasonal due to lower demand in the cold weather months which fall during the Company's first and fourth quarters. Once the Company has fully ramped up its production capabilities, it anticipates that its golf product sales will follow the seasonality of the market.

CONCENTRATION ON RETAIL SALES

         Retail sales were 92% of total sales for the year ended December 31, 2000, as compared to 87% of total sales for the year ended December 31, 1999. One large customer, The Walt Disney Company, accounted for approximately 20% and 25% of total sales for the years ended December 31, 2000 and 1999, respectively. No other customer accounted for 10% or more of total sales in 2000 or 1999.

DEPENDENCE UPON KEY PERSONNEL

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

COMPETITION AND TECHNOLOGICAL CHANGE

         The promotion and sports related retail businesses are highly competitive, diverse and constantly changing. The Company experiences substantial competition in most of its product categories from a number of companies, some of which have greater financial resources, marketing and manufacturing capabilities than the Company.

         The Company competes primarily on the basis of customer service, creativity in product design, quality and uniqueness of products, prompt delivery and a reputation of reliability. The Company believes that it successfully competes in each of the above areas and that the Company has an advantage by offering a full range of services from design through distribution.

         The licensed sports-related product industry differentiates itself from other industries in that the licensors control the extent of competition among licensees and typically do not grant exclusive licenses. Generally, licensors allow vendors to use licensed products under non-exclusive license agreements and such licensors may license more than one vendor in a particular product line. Although the Company has been successful in obtaining and renewing such licenses and in being the sole vendor of certain licensed product lines, there can be no assurance that other competitors will not obtain competing licenses to sell the same or similar products in the future. The Company's expansion into recreational vulcanized rubber sports balls and broadened licensed product lines will result in substantially more competition within these product categories due to a greater number of well-established companies, including Franklin Sports Inc., Baden Sports Inc. ("Baden"), Play by Play Inc. and Wilson Sporting Goods Co. The Company also competes directly with Rawlings in the team logo baseball business and for certain promotional baseball programs, as noted below.

         The technology currently being used by the Company has contributed to restricting direct competition of its product lines. The future success of the Company will be dependent, in part, upon its proprietary printing process and ability to keep pace with advancements in printing and graphic designs. There can be no assurance that new printing technology will not be developed that renders the Company's current printing process and products obsolete or inferior, or that other competitors will not develop the technology currently used by the Company. The future success of the Company is increasingly dependent upon the creativity of its design team, its ability to reproduce these designs onto sports products with high quality output and new product development.

         The domestic promotion business is highly competitive. The Company competes frequently with the same companies as in its licensed sports product business, particularly Inglasco, Spalding, Wilson and Rawlings. Additionally, a variety of companies who outsource sports ball products from China do compete against the Company for certain promotional orders. However, the Company believes that its creativity, higher quality and reliable service result in a competitive advantage. The Company's competitors include companies that have significantly greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete effectively against such companies in the future.

         Within its retail business, the Company competes on the basis of its quality manufacturing process, its strong relationships with its licensors, its price point, brand equity of the Fotoball name in the marketplace and its use of selected distribution channels for retail products. As previously noted, a significant competitive advantage of the Company is its creative design capabilities and its ability to reproduce these designs onto high quality products.

         The golf industry is highly competitive. There are several established companies with recognized brand names and substantially more financial resources than the Company. Rather than competing directly with premium club brands such as Callaway, Taylor Made, Titleist and Ping, the Company will focus its products at the middle of the market and will directly compete with Wilson, Spalding and numerous lesser-known brands. The Company will compete in this segment of the market based upon having a well-known brand name in Rawlings and producing premium quality clubs at more affordable prices. There is also the possibility that Nike may enter into the golf club business. It is unknown at what level Nike would position its clubs within the market, but it has substantial financial resources to heavily promote its products which could be competitive with the Company's products. In the golf ball market, Titleist is a recognized brand in the premium ball segment with several competitors including Nike and Callaway heavily promoting their entries into the premium ball segment. The Company's golf balls will more directly compete with Spalding's well-established Top Flite and Strata brands, which represent a substantial portion of the golf ball market. There can be no assurance that the Company's products will gain acceptance in the marketplace or that the Company will have the resources to be able to compete with more established golf brands.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

         Fotoball(R) is a registered trademark of the Company. The Company believes that Fotoball(R) is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses trademarks, such as Teamball(TM), Fotopuck(TM), Dunk This(TM) and Heads Up(TM), which are registered with the U.S. Patent and Trademark Office. The Company considers the Fotoball(R) trademark to be material to its business. The Company has filed registrations with the U.S. Patent and Trademark Office for DTI, Dual Tungsten Inserts, EneroG+, FTI, Phase II, Short Stop, Soft Blade, S.S. Cavity, TIP, Tungsten Impact Power, Tour Response and T-Iron for use in its Rawlings Golf division. There can be no assurance that the Company will be granted trademark registrations for these names.

         The Company is able to successfully reproduce a variety of intricate designs on its products with detail and accuracy, using the Company's proprietary printing process. The Company developed this process by combining several pre-existing techniques that are used in other similar industries. To the Company's knowledge, no other company currently has the ability to perform the complete process. The Company does not rely upon any material patents or licensed technology in the operation of its business. The Company does not believe that it is possible to be issued a patent on its proprietary printing process and, accordingly, there can be no assurance that the Company's techniques, processes and formulations will not otherwise become known to, or independently developed by, competitors of the Company.

         The cost of advancing the technology used in its printing process and research and development costs associated with designing and creating new products are presently not considered significant.

         The Company relies upon its golf product suppliers to develop the technology used in its golf products. The Company may sell products that utilize patents of its suppliers but does not directly own any golf-related patents. The golf industry has experienced a high level of copying of popular club designs. Several of the larger club manufacturers have begun filing patents to protect their proprietary rights and aggressively pursuing companies they believe to be in violation of their patents. Although the Company does not believe that any of its golf products infringe on any third party's rights, there can be no assurance that a competitor will not assert and/or a court will not find that the Company's golf products infringe on a patent or other proprietary right. If the Company's golf products are found to infringe on a proprietary right, there can be no assurance that the Company will be able to obtain a license to such technology and the Company could incur substantial costs to redesign its products and/or defend legal actions.

GOVERNMENTAL REGULATIONS

         In the United States, the Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the United States, as well as in Canada and Europe. The Company has established a strong quality assurance program (including the inspection of goods at the factories, the retention of independent testing laboratories and the independent testing by certain licensors of which product must pass certain external safety standards for their own purposes) to ensure compliance with applicable laws. While the Company believes that its products comply in all material respects with regulatory standards, there can be no assurance that the Company's products will not be found to violate applicable laws or rules and regulations which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive and which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         The Company's operations are subject to federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain processes of the Company's operations may, from time to time, involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. The Company's imprinting process involves the use of inks, ink thinners and xylene in the cleaning process of the ball. The Company believes that it has obtained all material permits and that its operations are in substantial compliance with all material applicable environmental laws and regulations. Any non-compliance with environmental laws and regulations is not likely to have a material adverse effect on the Company under current operations, its results of operations or its liquidity due primarily to the small quantities used in the processes. The cost of compliance with environmental laws and regulations are not considered to be significant at this time.

EMPLOYEES

         As of March 1, 2001, the Company employed 120 persons, all on a full-time basis, including 6 in executive positions, 13 in sales, 12 in graphic production, 38 in administrative support positions and

51 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters and warehouses are located in approximately 101,000 square feet of leased space at 6740 Cobra Way, San Diego, California 92121. The headquarters are leased from an unaffiliated party under a ten-year lease agreement, which commenced in August 2000 and expires July 2010 with monthly rent increasing incrementally from $79,498 to $101,461.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material litigation or legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock ("Common Stock") is traded over-the-counter on the Nasdaq National Market. The following table sets forth the range of trade prices for the Common Stock during the periods indicated and represents inter-dealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

                                           Symbol                 High                   Low
                                      ------------------    ------------------    ------------------
Common Stock:                         (FUSA)
     1999
         First quarter                                            $ 4.38                $ 3.13
         Second quarter                                           $ 5.88                $ 3.44
         Third quarter                                            $ 7.25                $ 3.53
         Fourth quarter                                           $ 8.91                $ 5.63

     2000
         First quarter                                            $ 6.56                $ 4.63
         Second quarter                                           $ 5.00                $ 3.25
         Third quarter                                            $ 4.25                $ 3.13
         Fourth quarter                                           $ 3.00                $ 1.13

         On March 16, 2001, there were approximately 70 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,377 beneficial owners of the Common Stock.

         The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000 AND 1999:

         The following table sets forth certain operating data (in whole dollars and as a percentage of the Company's sales) for the years ended December 31, 2000 and 1999:

                                                      2000               %               1999               %
                                               -------------------     -------     ------------------     -------
         Sales                                    $   26,929,331          100         $   28,690,211         100
         Cost of Sales                                17,241,579           64             16,922,249          59
         Gross Profit                                  9,687,751           36             11,767,962          41
         Operating Expenses                            9,517,331           35              8,939,658          31
         Operating Income                                170,420            1              2,828,304          10
         Interest Expense                                 32,249           --                120,711          --
         Interest Income                                 127,100           --                 51,473          --
         Income Before Income Tax                        265,271            2              2,759,066          10
         Income Tax Expense                               86,000           --                113,000          --
         Net Income                             $        179,271            1         $    2,646,066           9

SALES:
         Sales decreased $1.8 million, or 6%, for the year ended December 31, 2000 from sales for the year ended December 31, 1999. The decrease in sales was mainly due to a decrease in promotion sales of $1.2 million, or 41%, as compared to the prior year period. Total retail sales decreased by 1%, mostly as a result of a decrease in sales to The Walt Disney Company, which was nearly offset by an increase in non-entertainment retail sales of 16% for the year 2000 compared to 1999. During 2000, the Company realized product sales increases of soccer balls (195%), playground balls (133%) and coins (growth percentage is not meaningful, as 2000 was the first year of coin sales). This growth was offset by declines in the sales of baseballs (8%), lapel pins (75%), Softees(R) (49%) and hockey (19%).

         Retail sales were 92% of total sales for the year ended December 31, 2000, as compared to 87% of total sales for the year ended December 31, 1999. The decrease in retail sales was primarily due to the decrease in entertainment retail sales, which decreased 22% from the prior year. The decrease in entertainment retail sales related to a 93% decrease in lapel pin sales to The Walt Disney Company. The Company believes the decline in sales to this customer is due to the unusual success of this customer's pin promotion in 1999. The Walt Disney Company continues to be the Company's largest customer and the Company believes it is on favorable terms with this customer and anticipates that its sales to this customer will increase in 2001 from 2000. The increase in non-entertainment retail sales of 16% nearly offset the decrease in entertainment retail sales. The increase in non-entertainment retail sales was primarily due to increases in sales to large national retailers.

         The promotion sales decrease was due primarily to a general decline in the number and size of corporate promotions in 2000 compared to the prior year. In 2000, promotion sales were 8% of total sales, compared to 13% of total sales in 1999. Although reducing its dependence upon promotion sales, the Company will continue to pursue its objective of expanding its promotion business and its contribution to operating profits. In July 2000, the Company re-hired the person that previously oversaw the promotion division from January 1998 to September 1999. In addition, the Company will attempt to leverage its relationships with its existing licensors to secure promotions with companies who sponsor sports related organizations along with obtaining new licensing opportunities.

GROSS PROFIT:

         Gross profit decreased 17% for the year ended December 31, 2000 from gross profit for the year ended December 31, 1999. Gross margins as a percentage of sales for the year ended December 31, 2000 decreased to 36% from 41% for the prior year period. The Company's gross margins as a percentage of sales decreased from 1999 to 2000 due primarily to a greater percentage of lower margin retail sales. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix including a decrease in lapel pin sales from the prior year, which carried higher than average gross margins and an increase in playground and soccer balls in the current year which sell at lower margins than some of the Company's other products. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Part I, Item 1. "Description of Business"). The Company anticipates that the trend in gross margins will stabilize in 2001 as it does not project an increase in sales of low margin products in 2001 of the magnitude that playground balls and soccer balls increased in 2000.

OPERATING EXPENSES:

         Total operating expenses increased 7% for the year ended December 31, 2000 from total operating expenses for the year ended December 31, 1999. Operating expenses as a percentage of sales increased to 35% in 2000 from 31% in 1999. Operating expenses increased in absolute terms due to an increase in personnel and salary expenses, costs incurred moving to new facilities and the loss on the sale of equipment and the write-off of tenant improvements related to the move.

         Royalty expense decreased 2% for the year ended December 31, 2000 from royalty expense for the year ended December 31, 1999 due to the decrease in overall sales. Royalty expense, as a percentage of sales, was the same in both 2000 and 1999 (7%). The Company expects that, in absolute terms, royalty expense will increase in 2001 reflecting the anticipated Rawlings Golf sales. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewals. To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

         Marketing expenses increased 9% for the year ended December 31, 2000 from marketing expenses for the year ended December 31, 1999. Marketing expenses as a percentage of sales increased to 12% in 2000 from 10% in 1999, reflecting additional retail and entertainment sales personnel and related expenses and increased cooperative advertising allowances as a result of the Company's increased mass merchant retail sales.

         General and administrative expenses increased 6% for the year ended December 31, 2000 from general and administrative expenses for the year ended December 31, 1999. General and administrative expenses as a percentage of sales increased to 14% in 2000 from 13% in 1999. General and administrative expenses increased in absolute terms in 2000 from 1999 due in part to increases in salary-related expenses, increased facilities cost and one-time expenses and losses incurred when the Company relocated its facilities. The Company added personnel in 2000 to its creative and product development departments to enable them to develop new and innovative products and to its operations department to provide for better inventory management. While still less than 1% of the Company's total operating expenses, utility costs increased by 104% in 2000 from 1999. The increased utility costs were due to the Company's larger facility and due to significantly higher electric rates resulting from the deregulation of the wholesale electricity market in California. With the uncertainty in California's electricity market, there can be no assurance that the Company's utility costs will not continue to dramatically increase and/or that the Company will not experience power outages which disrupt its operations and could have a material adverse impact on the Company's results of operations.

         On July 31, 2000, Fotoball relocated its corporate headquarters and manufacturing facilities to 6740 Cobra Way, San Diego CA. As a result of the relocation, the Company incurred relocation costs of $64,024 and a loss of $122,541 on the sale of equipment and write-off of tenant improvements at the old facilities. The move was made in 2000 in anticipation of the loss of the former facilities' lease in 2001 and the anticipated increase in rental rates if a new lease was negotiated at that time. The Company did not incur any material expense associated with terminating its prior lease.

OTHER INCOME (EXPENSE):

         Interest expense was $32,249 for the year ended December 31, 2000, a decrease of $88,462 from interest expense of $120,711 for the year ended December 31, 1999 due to the Company not utilizing its revolving credit line during 2000. As of December 31, 2000, there were no borrowings under the credit line.

         Interest income was $127,101 for the year ended December 31, 2000, an increase of $75,628 from interest income of $51,473 for the year ended December 31, 1999. This increase is due to the Company's average cash balances available for investment being substantially higher in 2000 as compared to 1999. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         Income tax expense of $86,000 was recorded for the year ended December 31, 2000, compared to $113,000 for the year ended December 31, 1999. Income tax benefits recognized during 1999 relate primarily to the elimination of a deferred tax valuation allowance established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. As of December 31, 1999, the Company had utilized all of its available net operating loss carryforward from prior years. The Company incurred a net operating loss in 2000 of $170,000 which was primarily due to the excess of the tax loss over the book loss on the disposition of fixed assets related to the Company's facility move in 2000. Had the Company been taxed at a combined Federal and state effective tax rate of 32% in 2000 and 1999, then diluted earnings per share would have been as follows:

                                                                       2000                1999
                                                                 -----------------    ----------------
         Income before income taxes                                $     265,272         $  2,759,066
         Proforma income tax expense (32% tax rate)                       84,887              882,901
                                                                 -----------------    ----------------
         Proforma net income                                       $     180,385         $  1,876,165
                                                                 =================    ================
         Proforma diluted earnings per share                       $         .05         $        .59
                                                                 =================    ================

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net working capital decreased by $.6 million, or 6%, from December 31, 2000 to December 31, 1999, to net working capital of $9.9 million at December 31, 2000 from net working capital of $10.5 million at December 31, 1999.

         Cash flow provided by operations decreased $1.0 million from cash provided in operations of $1.5 million for the year ended December 31, 1999 to cash provided by operations of $.5 million for the year ended December 31, 2000. This decrease was primarily the result of net income decreasing $2.5 million, or 93%, partially offset by decreases in accounts receivable. Accounts receivable decreased by $.4 million from December 31, 1999 to December 31, 2000. The decrease in accounts receivable is due primarily to tighter credit policies and more timely follow up on past due accounts, leading to lower days outstanding. The allowance for doubtful accounts, which offsets accounts receivable, decreased in 2000 due to better collection methods and an increase in resources allocated to collections. The Company's inventory remained flat due primarily to better inventory control processes being implemented with the consolidation of all warehouse and manufacturing facilities.

         Cash and equivalents aggregated $2.9 million at December 31, 2000, a decrease of $.9 million from approximately $3.8 million cash and equivalents at December 31, 1999. This decrease is primarily due to the purchase of property and property improvements during 2000. During 2000, the Company purchased property and equipment of approximately $.7 million, of which $.1 million was acquired under capital leases and $.25 million was financed via a 48-month term loan with the Company's bank (see below). During 2000 the Company incurred tenant improvements costs of $1.0 million net of landlord reimbursement, of which $.4 million was financed under a 36-month term loan with the Company's bank (see below). For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $.6 million, which will be used to purchase additional computer equipment, product molds, production machinery and equipment needed to support the new Rawlings Golf division.

         In March 2000, the Company executed a lease, including headquarter and warehousing space, consisting of approximately 101,000 square feet at 6740 Cobra Way, San Diego, California 92121. The space is being leased from an unaffiliated party, which provides for a 123-month term commencing in August 2000, with two five-year option periods. Monthly rent is $79,500 per month, with 5% fixed increases to occur every two years. A security deposit of $.2 million and first month's rent of $79,500 was paid to the landlord in March 2000. The Company received a three-month rent credit during its first three months of occupancy and has received certain other improvement allowances from the landlord. All improvements were paid in advance by the Company and reimbursed by the landlord. The Company's net cash outlay for improvements was $1.0 million as of December 31, 2000. The Company terminated its lease commitments at 3738 Ruffin Road and 4000 Ruffin Road effective July 31, 2000 without any penalties and does not expect to incur any additional material expenses associated with such termination.

         At December 31, 2000, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling approximately $3.6 million in the aggregate through 2005, of which approximately $1.0 million is due at various times in 2001, including our commitment for Rawlings Golf. Based upon the net income realized by the Company in 2000 and the expectation of continuing increases in its business as a whole, management expects these guaranteed royalties to be funded from normal operating cash flows.

         In January 2001, the Company expanded and extended its one-year credit line with U.S. Bank National Association (formerly Scripps Bank) ("US Bank") including an increase in the credit line from $4.0 million to $6.0 million and an extension of the expiration date from April 15, 2001 to July 15, 2001. The assets of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the "Wall Street Journal" prime rate. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants as of December 31, 2000. There were no outstanding borrowings under the credit line at December 31, 2000 or December 31, 1999. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 ACH hold on its credit line relating to funding its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line. The Company is presently reviewing its options, relating to its credit line for the period after July 15, 2001.

         The Company has a $3.0 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the facility, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The facility extends until December 10, 2001. There were no borrowings under the facility as of December 31, 2000 and 1999.

         In June 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective June 13, 2000 through September 20, 2000. The Company was allowed to submit capital expenditures for property and equipment up to $250,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company received, in accordance with the loan, $250,000 on September 1, 2000. After the money was received, a 48-month term loan originated with one (1) monthly interest payment on September 20, 2000, followed by 48 equal monthly payments of $6,281 beginning October 20, 2000 and ending on September 20, 2004. The assets purchased under the agreement collateralize the loan.

         In August 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective August 9, 2000 through October 20, 2000. During the advance period, the Company was allowed to submit capital expenditures for tenant improvements up to $400,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company received, in accordance with the loan, $400,000 on October 12, 2000. After the money was received, a 36-month term loan originated with 36 equal monthly payments of $12,813 beginning November 20, 2000 and ending on October 20, 2003. The loan is collaterized by the Company's receivables, inventory, equipment and furniture.

         In December 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company may submit any expenses related to the Rawlings Golf division up to $1,500,000 to finance under the agreement. On March 30, 2001, the amount advanced will be converted to a term loan. The loan provides for a variable interest rate equal to the "Wall Street Journal" prime rate. Interest only payments are due on January 30, 2001, February 28, 2001 and March 30, 2001 followed by 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan. The Company received no money under this loan as of December 31, 2000.

         Management believes that the Company's existing cash position, credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through 2001.

2001 OUTLOOK

         The Company anticipates that its revenue in 2001 will increase over fiscal year 2000. The Company does not expect significant growth in overall retail sales. While the Company expects growth from entertainment retail sales, non-entertainment retail sales are not expected to grow and may decline slightly. The Company expects significant growth on a percentage basis in its promotion revenue in 2001. With its new Rawlings Golf division, 2001 will mark the first year that the Company begins selling performance products. Since the Rawlings Golf division is new, its revenues will be incremental when compared to 2000 and, when combined with increases in the promotion revenue, is expected to give the Company higher overall revenues in 2001.

         An increase in income for the Company in 2001 will depend on the Company being able to control the downward trend in gross margins that the Company experienced in 2000 as compared to 1999, its ability to control operating expenses and a successful launch of the Rawlings Golf division. As noted above, the Company's product mix of lower margin products was the primary reason for the lower gross margin in 2000 compared to 1999. To ensure that its overall gross margin does not decrease in 2001, the Company will need to balance the level of low margin and high margin products sold to its retail customers. Also as noted above, the Company will not begin selling Rawlings Golf products until the second quarter of 2001. Until the Company is able to ramp up the sales of Rawlings Golf products, the division will reduce the Company's overall earnings. While the Company anticipates being profitable for the year 2001, it may incur net losses in the first two quarters as a result of launching the Rawlings Golf division and a soft retail market.

         There can be no assurance given that the Company will be able to successfully increase its revenue or income in 2001. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

         o The ability of the Company to maintain its retail division sales by maintaining the appeal and desirability of its existing product lines and continuing to develop new product offerings.

         o Increasing competition from other sports product licensed companies, including companies that have or may receive the same or similar licensing rights as the Company and may have substantially greater financial resources than the Company.

         o The ability to maintain and renew its significant licensing arrangements.

         o The popularity of current or future licensing properties and the ability of the Company to leverage these properties to produce sales.

         o        Growth in the popularity of licensed sports products.

         o The effectiveness of the independent sales representative organizations to expand the breadth of the Company's customer base and significantly increase sales.

         o        The employment and retention of high producing sales staff.

         o The ability to maintain or increase its overall gross margins, or its inability to maintain the higher level of gross margins realized from its sports related products.

         o The potential negative impact on operating margins resulting from an expansion of the Company's cost infrastructure at a rate that exceeds its growth in sales and gross margins.

         o The potential negative impact on operating results from continued substantial increases in electricity rates and/or power outages resulting from the instability of California's electricity market.

         o The ability to expand its customer base, particularly in its promotion business and decrease its concentration of sales among a few significant customers.

         o The acceptance in the marketplace of the Company's Rawlings Golf products.

         o The ability to source products from Asia at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs.

         o The ability to effectively meet customer demands regarding timely delivery and order fulfillment.

         These and other risks and uncertainties affecting the Company are discussed in greater detail in this report.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the Financial Statements referred to in the accompanying index setting forth the financial statements of Fotoball USA, Inc., together with the report, dated February 2, 2001, of Hollander, Lumer & Co. LLP, the Company's independent auditor.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 15, 2001 concerning the executive officers and directors of the Company:

NAME                                AGE              POSITION
----                                ---              --------
Salvatore T. DiMascio1,2            61      Director
Michael Favish                      52      President, Chief Executive Officer and Director
Nicholas A. Giordano2               58      Director
Joel K. Rubenstein1                 64      Director
John J. Shea2                       63      Director
Thomas R. Hillebrandt               39      Vice President and Chief Financial Officer
Carl E. Francis                     42      Senior Vice President, Sales and Marketing
Karen M. Betro                      50      Vice President, Operations
Steven B. Katzke                    34      Vice President, Specialty Sales and Marketing
Jon D. Schneider                    33      Vice President, Promotions

--------
      1.  Member of compensation committee
      2.  Member of audit committee

         SALVATORE T. DIMASCIO has served as a director of the Company since August 1997. Since 1986, Mr. DiMascio has been President of DiMascio Venture Management, Inc., a management and investment firm. Additionally, from 1994 to 1997, Mr. DiMascio was Executive Vice President of Anchor Gaming, Inc., a public gaming company. From 1978 to 1986, Mr. DiMascio was Senior Vice President and Chief Financial Officer of Conair Corporation, a public manufacturer of health and beauty products. Mr. DiMascio's previous business experience includes Audit Manager with Arthur Young & Co., a national CPA firm and as Controller of Revlon Inc. Mr. DiMascio is currently serving on the Board of Directors of H.E.R.C. Products Inc., a publicly held corporation.

         MICHAEL FAVISH has served as President and a director of the Company since his founding of the Company in December 1988 and as President, Chief Executive Officer and a director of the Company since March 1994. Mr. Favish has over 27 years of product design, manufacturing and sourcing experience and has established a number of strategic international sourcing alliances.

         NICHOLAS A. GIORDANO has served as a director of the Company since July 1998. In July 1998, Mr. Giordano was appointed interim President of LaSalle University for a one-year term. Additionally, from 1971 through August 1997, Mr. Giordano held various positions at The Philadelphia Stock Exchange, including from 1981 to 1997 as President and Chief Executive Officer. He also served as Chairman of the Board of the exchange's two subsidiaries: Stock Clearing Corporation of Philadelphia and Philadelphia Depository Trust Company. Mr. Giordano's previous business experience includes serving as Chief Financial Officer at two brokerage firms (1968-1971) and as a Certified Public Accountant at Price Waterhouse (1965-1971). Mr. Giordano is currently serving on the Board of Directors of W.T. Mutual Fund, Kalmar Investment, Daisy Tek International, and Selas Corporation of America, all of which are publicly-held corporations.

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

         JOHN J. SHEA has served as Director of the Company since August 1999. Mr. Shea served as President and Chief Executive Officer of Spiegel, Inc. from 1985 through 1997 and Vice Chairman of Spiegel from 1989 to 1997. Before joining Spiegel, Mr. Shea worked 21 years at the John Wanamaker Company, Philadelphia, serving ultimately as Senior Vice President and a member of the Executive Board. Mr. Shea also served as Chairman of the Board of the National Retail Federation, the world's largest retail trade association. Mr. Shea also serves as the Chairman of the Board of Trustees of LaSalle University and a member of the Advisory Board of the Kellogg Graduate School of Management at Northwestern University. Mr. Shea is currently serving, and has served, as a member of the Board of Directors of Pulte Corporation, a publicly-held corporation, since January 1995. Mr. Shea is also currently serving on the Board of Directors of Home Place of America, a publicly held corporation.

         THOMAS R. HILLEBRANDT has served as Vice President and Chief Financial Officer of the Company since July 2000. Prior to joining Fotoball, from August 1998 through July 2000, Mr. Hillebrandt served as the Vice President and Chief Financial Officer of ChatSpace, Inc., a privately held Internet software and services company. From May 1996 through July 1998, Mr. Hillebrandt was Chief Financial Officer of Link sandiego.com, Inc. and DITR Marketing, Inc., both privately held Internet service companies. From January 1994 to April 1996, Mr. Hillebrandt was the Chief Financial Officer of Emerald Systems/St. Bernard Software a privately held PC networks management software company. From March 1990 to December 1993, Mr. Hillebrandt was the Director of Finance of Ventura Software, a multinational Xerox subsidiary and from September 1985 to February 1990 he was a CPA with the firm KPMG Peat Marwick.

         CARL E. FRANCIS has served as Senior Vice President, Sales and Marketing since January 1998, as Vice President, Retail Development of the Company from January 1996 through December 1997 and as Director of Retail Development from November 1994 through December 1995. Prior to such time, he was a Customer Service Analyst for Prudential Mutual Funds Services, a mutual funds service company and Charmont, a Japanese eyewear company. From June 1987 through December 1990, Mr. Francis was employed as Retail Sales Manager for Major League Baseball Properties in New York City. Prior to this, from January 1981 through May 1987, Mr. Francis was a retail buyer for J.C. Penney Company (1982-1987) and Abraham & Straus (1981-1982), of which both are retail department store chains.

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

         STEVEN B. KATZKE has served as Vice President, Specialty Sales and Marketing since January 1998 and as Manager of Retail Sales since January 1993. From 1989 through 1992, Mr. Katzke was employed as the sales manager of Robert Katzke and Associates.

         JON D. SCHNEIDER has served as Vice President, Promotions of the Company since July 2000. From October 1999 through June 2000, Mr. Schneider was Senior Vice President for Communicator Sports and Entertainment, a sports marketing company. From April 1993 through September 1999, the Company employed Mr. Schneider in various positions including Vice President, Marketing, Team Business from January 1998 through September 1999. From 1990 to 1993, Mr. Schneider was employed in various positions in the sports industry, including Assistant General Manager of the Newport Beach Dukes and positions with the Oakland Athletics and Sun City Rays.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 2001 Annual Meeting of Stockholders.

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

         4.4(P) Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.4 of the Form SB-2).

         4.5(1) Specimen Form of Rights Certificate (incorporated herein by reference to Exhibit 2.1 of the Registration Statement on Form 8-A/A No. 1 (File No. 0-21239) (the "Amended Form 8-A")).

         4.5(2) Form of Amended and Restated Rights Agreement, dated as of August 19, 1996, as amended and restated as of May 18, 2000, between Fotoball USA, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit
                    2.2 of the Amended Form 8-A).

         4.5(3) Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated herein by reference to Exhibit 2.3 of the Registration Statement on Form 8-A (File No. 0-21239)).

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

         10.6 Lease, dated March 13, 2000, by and between the Company and LBA VF-II, LLC, with respect to 6740 Cobra Way, San Diego, California (incorporated herein by reference to Exhibit 10.6 of the 1999 Form 10-KSB).

         10.9(2) Merrill Lynch International Bank Limited irrevocable stand-by letter of credit dated December 1, 1995 (incorporated herein by reference to Exhibit 10.9(2) of the Form SB-2).

         10.10 Revolving Credit Agreement dated November 13, 1996 between Fotoball USA, Inc. and Scripps Bank (incorporate herein by reference to Exhibit 10.10(1) of the Form SB-2).

         10.10(1) Amended Revolving Credit Agreement dated February 19, 1998 between Fotoball USA, Inc. and Scripps Bank (incorporated herein by reference to Exhibit 10.10(1) of the 1997 Form 10-KSB).

         10.10(2) Amended Revolving Credit Agreement dated December 28, 1998 between Fotoball USA, Inc. and Scripps Bank (incorporated herein by reference to Exhibit 10.10(2) of the 1998 Form 10-KSB).

         10.10(3) Amended Revolving Credit Agreement dated April 6, 2000 between Fotoball USA, Inc. and Scripps Bank (incorporated herein by reference to the Form 10-QSB for the period ended March 31, 2000).

         10.10(4) Loan Advance Agreement dated June 13, 2000 between Fotoball USA, Inc. and Scripps Bank (incorporated herein by reference to the Form 10-QSB for the period ended June 30, 2000).

         10.10(5) Loan Advance Agreement dated August 9, 2000 between Fotoball USA, Inc. and Scripps Bank (incorporated herein by reference to the Form 10-QSB for the period ended September 30, 2000).

         10.10(6) Amended Loan Advance Agreement dated June 13, 2000 between Fotoball USA, Inc. and U.S. Bank National Association.

         10.10(7) Amended Loan Advance Agreement dated August 9, 2000 between Fotoball USA, Inc. and U.S. Bank National Association.

         10.10(8) Loan Advance Agreement dated December 19, 2000 between Fotoball USA, Inc. and U.S. Bank National Association.

         10.10(9) Amended Revolving Credit Agreement dated January 22, 2001 between Fotoball USA, Inc. and U.S. Bank National Association.

         11         Statement re: computation of per share earnings.

         *          Indicates exhibits relating to executive compensation.

         (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-KSB.

         (B)        Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        Fotoball USA, Inc.
                                                                      ---------------------
                                                                          (Registrant)
Dated: March 29, 2001                                  By:  /s/ Michael Favish
                                                            ------------------
                                                            Michael Favish
                                                            President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2001                                  By:  /s/ Michael Favish
                                                            ------------------
                                                            Michael Favish
                                                            President and Chief Executive Officer


Dated: March 29, 2001                                  By:  /s/ Thomas R. Hillebrandt
                                                            -------------------------
                                                            Thomas R. Hillebrandt
                                                            Vice President and Chief Financial Officer
                                                            (Principal Financial and Accounting Officer)


Dated: March 29, 2001                                  By:  /s/ Salvatore T. DiMascio
                                                            --------------------------
                                                            Salvatore T. DiMascio
                                                            Director


Dated: March 29, 2001                                  By:  /s/ Nicholas A. Giordano
                                                            ------------------------
                                                            Nicholas A. Giordano
                                                            Director


Dated: March 29, 2001                                  By:  /s/ Joel K. Rubenstein
                                                            ----------------------
                                                            Joel K. Rubenstein
                                                            Director



Dated: March 29, 2001                                  By:  /s/ John J. Shea
                                                            ----------------
                                                            John J. Shea
                                                            Director

                               FOTOBALL USA, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION

10.10(6) Amended Loan Advance Agreement dated June 13, 2000 between Fotoball USA, Inc. and Scripps Bank.

10.10(7) Amended Loan Advance Agreement dated August 9, 2000 between Fotoball USA, Inc. and Scripps Bank.

10.10(8) Loan Advance Agreement dated December 19, 2000 between Fotoball USA, Inc. and U.S. Bank National Association.

10.10(9) Amended Revolving Credit Agreement dated January 22, 2001 between Fotoball USA, Inc. and U.S. Bank National Association.

11                  Statement re: computation of per share earnings.

                               FOTOBALL USA, INC.
                          INDEX TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Report of Independent Auditors                                                            F-1
Balance Sheets at December 31, 2000 and 1999                                              F-2
Statements of Operations for the years ended December 31, 2000 and 1999                   F-3
Statement of Stockholders' Equity for the years ended December 31, 2000 and 1999          F-4
Statements of Cash Flows for the years ended December 31, 2000 and 1999                   F-5
Notes to Financial Statements                                                     F-6 to F-18

                         REPORT OF INDEPENDENT AUDITORS



         To the Board of Directors and Stockholders FOTOBALL USA, INC.

         We have audited the accompanying balance sheets of FOTOBALL USA, INC. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 2000 and 1999 and the results of operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles of the United States of America.



                                                      HOLLANDER, LUMER & CO. LLP

         Los Angeles, California
         February 2, 2001

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                                2000                 1999
                                                                                          -----------------    -----------------
                                                                     ASSETS
          Current assets
               Cash and equivalents                                                         $   2,921,358       $   3,797,918
               Accounts receivable less uncollectible allowances of $250,000 in 1999 and $163,188 in 2000
               Other Receivables                                                                  298,559                  --
               Inventories                                                                      4,033,094           4,105,675
               Prepaid expenses and other                                                         567,275             253,659
               Deferred income taxes                                                              729,000             592,000
                                                                                          -----------------    -----------------
                            Total current assets                                               11,826,986          12,462,267
                                                                                          -----------------    -----------------

          Property and equipment, net                                                           2,229,133           1,263,626
                                                                                          -----------------    -----------------

          Other assets
               Deposits and other                                                                 752,767              98,985
                                                                                          -----------------    -----------------
                            Total other assets                                                    752,767              98,985
                                                                                          -----------------    -----------------
                                                                                             $ 14,808,886        $ 13,824,878
                                                                                          =================    =================

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities
               Current portion of long term debt                                           $       178,309     $           --
               Current portion of capital leases                                                   103,494            135,197
               Accounts payable and accrued expenses                                             1,647,828          1,671,035
               Income taxes payable                                                                     --            158,185
                                                                                          -----------------    -----------------
                            Total current liabilities                                            1,929,631          1,964,417

          Long term liabilities
               Long term debt, net of current portion                                              440,350                 --
               Capital leases, net of current portion                                              222,498            271,740
               Deferred rent                                                                       234,884                 --
               Deferred income taxes                                                               175,000                 --
                                                                                          -----------------    -----------------
                            Total liabilities                                                    3,002,363          2,236,157
                                                                                          -----------------    -----------------

          Stockholders' equity
               Preferred stock, $.01 par value;
                   Authorized - 1,000,000 shares; issued and outstanding-none
               Common stock, $.01 par value; authorized - 15,000,000 shares;
                   Issued and outstanding - 3,566,536 shares in 1999 and 3,579,032
               Additional paid-in capital                                                       11,674,877         11,636,471
               Retained earnings/(Accumulated deficit)                                              95,856            (83,415)
                                                                                          -----------------    -----------------
                            Total stockholders' equity                                          11,806,523         11,588,721
                                                                                          -----------------    -----------------
                                                                                              $ 14,808,886       $ 13,824,878
                                                                                          =================    =================

                                                               FOTOBALL USA, INC.
                                                            STATEMENTS OF OPERATIONS
                                                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                2000                 1999
                                                                                          -----------------    -----------------
          Net sales                                                                          $ 26,929,330       $  28,690,211
          Cost of sales                                                                        17,241,579          16,922,249
                                                                                          -----------------    -----------------
               Gross profit                                                                     9,687,751          11,767,962
                                                                                          -----------------    -----------------
          Operating expenses
               Royalties                                                                        1,951,647           1,993,212
               Marketing                                                                        3,184,901           2,932,889
               General and administrative                                                       3,807,588           3,610,320
               Depreciation and amortization                                                      450,654             403,237
               Loss from sale of equipment                                                        122,541                  --
                                                                                          -----------------    -----------------
                            Total operating expense                                             9,517,331           8,939,658
                                                                                          -----------------    -----------------
                            Income from operations                                                170,420           2,828,304
                                                                                          -----------------    -----------------
          Other income (expense)
               Interest expense                                                                   (32,249)           (120,711)
               Interest income                                                                    127,100              51,473
                                                                                          -----------------    -----------------
                            Total other income (expense)                                           94,851             (69,238)
                                                                                          -----------------    -----------------
          Income before income tax                                                                265,271           2,759,066
               Income tax expense                                                                  86,000             113,000
                                                                                          -----------------    -----------------
          Net income                                                                         $    179,271       $   2,646,066
                                                                                          =================    =================

          Weighted average number of common shares outstanding:
                            Basic                                                               3,576,472           3,011,044
                                                                                          =================    =================
                            Diluted                                                             3,720,952           3,201,494
                                                                                          =================    =================
          Net income per common share:
                            Basic                                                            $        .05       $         .88
                                                                                          =================    =================
                            Diluted                                                          $        .05       $         .83
                                                                                          =================    =================

                               FOTOBALL USA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                     Common Stock               Additional           Retained
                                            ------------------------------       Paid-in            Earnings/
                                               Shares        Amount              Capital          (Deficiency)          Total
                                            -------------    -------------    ---------------    ---------------    ---------------

      BALANCE, December 31, 1998              2,699,242      $    26,992       $  8,590,994        $(2,729,481)     $  5,888,505
      Stock-based compensation expense                                               36,613                               36,613
      Exercise of stock options                 159,127            1,591            369,731                              371,322
      Common stock issued to underwriter         22,000              220               (220)                                  --
      Exercise of warrants                      686,167            6,862          2,639,353                            2,646,215
      Net income                                                                                     2,646,066         2,646,066
                                            -------------    -------------    ---------------    ---------------    ---------------
      BALANCE, December 31, 1999              3,566,536           35,665         11,636,471            (83,415)       11,588,721
      Stock-based compensation expense                                               15,772                               15,772
      Exercise of stock options                  12,496              125             22,634                               22,759
      Net income                                                                                       179,271           179,271
                                            -------------    -------------    ---------------    ---------------    ---------------
      BALANCE, December 31, 2000              3,579,032      $    35,790        $11,674,877      $      95,856       $11,806,523
                                            =============    =============    ===============    ===============    ===============

                                                               FOTOBALL USA, INC.
                                                            STATEMENTS OF CASH FLOWS
                                                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                2000                 1999
                                                                                          -----------------    -----------------
          Cash flows from operating activities
               Net income                                                                  $      179,271        $  2,646,066
               Adjustments to reconcile net income to net cash provided by (used in)
                   operating activities:
                   Depreciation and amortization of property and equipment                        463,174             427,907
                   Amortization of stock compensation expense                                      15,772              36,613
                   Loss on sale of equipment                                                      122,541                  --
                   Provision for doubtful accounts                                                 25,200             250,000
          Changes in operating assets and liabilities:
                   Accounts receivable                                                            410,115            (921,382)
                   Other receivables                                                             (298,559)                 --
                   Inventories                                                                     72,581            (667,123)
                   Prepaid expenses and other                                                    (313,616)            (96,051)
                   Deferred income taxes                                                          107,000            (571,000)
                   Accounts payable and accrued expenses                                         (323,206)            355,204
                   Income taxes payable                                                          (158,185)            118,385
                   Deferred rent                                                                  234,884                  --
                                                                                          -----------------    -----------------
          Net cash provided by operating activities                                               536,972           1,578,619
                                                                                          -----------------    -----------------

          Cash flows from investing activities
               Purchase of property and equipment                                              (1,548,513)           (564,982)
               Increase in long-term deposits                                                    (422,782)              1,782
                                                                                          -----------------    -----------------
          Net cash used in investing activities                                                (1,971,295)           (563,200)
                                                                                          -----------------    -----------------

          Cash flows from financing activities
               Proceeds from capitalized leases and term loans                                    747,025             245,169
               Payments of capitalized leases and term loans                                     (212,021)            (88,705)
               Proceeds of short term credit facilities                                                --           1,975,000
               Payment of short term credit facilities                                                 --          (2,375,000)
               Proceeds from exercise of warrants                                                      --           2,646,215
               Proceeds from exercise of stock options                                             22,759             371,322
                                                                                          -----------------    -----------------
          Net cash provided by financing activities                                               557,763           2,774,001
                                                                                          -----------------    -----------------

          Net increase (decrease) in cash and equivalents                                        (876,560)          3,789,420
          Cash and equivalents, beginning of period                                             3,797,918               8,498
                                                                                          -----------------    -----------------
          Cash and equivalents, end of period                                                $  2,921,358       $   3,797,918
                                                                                          =================    =================

          Supplemental disclosure of cash flow information:
               Interest paid                                                                 $     32,249       $     120,711
               Incomes taxes paid                                                            $    305,000       $     532,800

          Supplemental schedule of noncash investing and financing activities:
               Equipment acquired under capital leases                                       $     99,735       $     292,207

                               FOTOBALL USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

     1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS - The Company designs, develops, manufactures and markets high quality custom sports and non-sports related products. These products are sold in the licensed product retail market through a nationwide network of over 3,000 retail stores including Target, Wal-Mart, Toys "R" Us, Sears, J.C. Penney and The Sports Authority. Additionally, the Company provides custom sports and non-sports related products for corporate promotions and non-licensed specialty sports products to corporations for resale, including sales to amusement parks and entertainment-related companies. The Company currently holds licenses with Major League Baseball Properties and Major League Baseball Players Association, NHL Enterprises and National Hockey League Players Association, National Football League Properties and NFL Players Inc., over 300 National Collegiate Athletic Association colleges and universities, the XFL and certain entertainment properties including Warner Bros. Looney Tunes(R) and Scooby-Doo, Nickelodeon's "Rugrats" and "Blue's Clues" characters, Saban's "Digimon" and The Coca-Cola Company.

              In December 2000, the Company entered into an agreement with Rawlings Sporting Goods Company Inc. ("Rawlings") for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name beginning January 1, 2001. In January 2001, the Company established a new Rawlings Golf division to design, develop, manufacture and market golf products under the Rawlings brand name.

              CASH AND EQUIVALENTS - Cash and equivalents include money market funds and marketable securities that are highly liquid and have original maturities of three months or less at the date of purchase.

              Cash and cash equivalents consist of the following:

                                                      2000                 1999
                                                 ----------------    -----------------
                    Cash deposits                   $    661,440          $   553,805
                    Short-term securities              2,259,918            3,244,113
                                                 ----------------    -----------------

                       Total                         $ 2,921,358          $ 3,797,918
                                                 ================    =================

              Short-term securities (money market fund account maturing in less than three months) are stated at fair market value including earned interest.

              CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in various investment grade instruments such as treasury bills, certificates of deposit, commercial paper and money market funds. The Company invests its cash in what it believes to be credit-worthy financial institutions and has established guidelines relative to diversification and maturities with the objectives of maintaining safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments.

              Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of customers to which the Company's retail products are sold, including over 3,000 retail stores. Additionally, a significant percentage of the Company's retail and promotion sales are sold to Fortune 500 companies. The Walt Disney Company accounted for approximately 20% and 25% of total sales in 2000 and 1999. No other customer accounted for more than 10% of the total

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


              sales in either 2000 or 1999. Any increase to the allowance for doubtful accounts, which offsets accounts receivable, is charged to the statement of operations, net of actual accounts receivable write-offs.

              The Company does not engage in any future contracts or hedging activities and does not do any business in currency other than US currency.

              INVENTORIES - Inventories have been valued at the lower of cost (first-in, first-out) or market.

              PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and is depreciated on the straight-line method over their estimated useful lives as follows:

              Office equipment and furniture          5 to 7 years
              Show exhibit                            7 years
              Machinery and equipment                 7 years
              Molds                                   5 years
              Leasehold improvements                  10 years (life of lease)

              The Company reviews, in accordance with SFAS 121, for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When reviewing for impairment, the Company takes into account the market value of the asset, the asset's current use, the physical appearance of the asset, changes in business climate, the accumulation of cost significantly in excess of the amount originally anticipated, as well as current or historic operating or cash flow losses associated with the asset.

              INCOME TAXES - Deferred income taxes are recorded for temporary differences in reporting income and expense for tax and financial statement purposes in accordance with Statement of Financial Accounting Standards No. 109, Account for Income Taxes (SFAS No.
              109).

              STOCK-BASED COMPENSATION - For employee stock options, the Company adopted only the disclosure requirements of SFAS No. 123 and continues to recognize the intrinsic value-based method in accordance with APB 25, providing pro forma footnote disclosures of net income and earnings per share as if the fair value accounting provisions of SFAS No. 123 statement had been adopted. The Company follows SFAS No. 123 for non-employee stock options, recognizing the fair market value of the options as an expense.

              ROYALTIES AND LICENSING ARRANGEMENTS - Royalties due to licensors are generally provided for based upon a negotiated percentage of related net sales, as defined contractually, frequently subject to a minimum guaranteed royalty over the term of the contract. Prepaid license costs are charged to operations over the term of the contractual agreement, or based upon a percentage of related net sales.

              REVENUE RECOGNITION - Sales of products domestically are recognized when the products are shipped from the Company's facility. Sales of imported products, which are drop shipped directly to the customer, are recognized at the time shipments are received at the customer's designated location. There are no significant rights of returns or customer acceptance provisions with respect to the Company's sales. Consignment sales, which are generally not significant, are recognized when the consignee sells the products.

              In December 1999, the SEC issued SAB No.101 "Revenue Recognition in Financial Statements"

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              effective for calendar year end December 31, 2000 financial statements. SAB No. 101 provides the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. In general, SAB No. 101 provides that revenue is booked when: Persuasive evidence of an arrangement exists; Delivery has occurred or services have been rendered; The seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company has adopted these requirements and has determined that there is no material impact to the financial statements for 1999 or 2000.

              NET INCOME PER COMMON SHARE - Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the number of common shares outstanding increased by exercisable or convertible securities. The dilutive effect of rights to purchase preferred or common shares under the Company's Stockholder Rights Plan (Note 9) have not been included in the weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met. However, all warrants exercised during the Company's warrant repricing in 1999 are included in the diluted share calculation. Any unexercised warrants expired in accordance with their terms, thereby not having a dilutive effect.

              RECLASSIFICATION - Certain 1999 balances have been reclassified to conform to the current year's presentation.

              SEGMENT INFORMATION - The Company has one operating segment, the sale of custom sports products to two economically similar customer bases - retail and promotion customers. These customers have similar characteristics in the nature of products sold, production processes and methods of distribution. As such, the Company's financial statements reflect this one operating segment and no additional segment information has been provided.

     2.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

              SIGNIFICANT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realization of the Company's deferred tax assets, allowance for doubtful accounts and the provision for discontinued inventories. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

              DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with Major League Baseball, National Football League, various colleges and universities and, to a lesser extent, other licensors include the National Hockey League, the XFL, The Coca-Cola Company, Warner Bros. Looney Tunes(R) and Scooby-Doo, MTV Networks' (Nickelodeon) "Rugrats" and "Blue's Clues" characters, Saban Merchandising, Inc.'s "Digimon: Digital MonstersTM" and the United States Professional Softball League. The Company's new license with Rawlings Sporting Goods Company will be the Company's first venture into the golf products business. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              colleges and universities, could have a material adverse effect on the Company's business as a whole.

              On December 6, 2000, the Company entered into a five-year license agreement, beginning January 1, 2001, with two five-year renewal terms, with Rawlings for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name. The agreement provides for, among other things, the payment of a licensing fee, annual minimum royalties and termination of the license agreement by the Company for any reason upon 12 months' notice.

              VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 36% for the year ended December 31, 2000, a decrease from 41% during the prior year period. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales direct to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on the retail sales channel for most of its revenue. The retail channel is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins. Under the Company's new Rawlings Golf license, the Company will be entering the golf product marketplace for the first time. Without a history in the golf business, the Company cannot be certain of the gross margins it will realize on its golf product sales. Golf product margins will vary depending on customer acceptance of the Company's initial pricing and changes in manufacturing costs as the Company ramps up production. The overall Company gross margins may vary based on the volume of golf product sales.

              VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor was the seasonality of the sporting industry and the effect this has had on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products has helped to mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotion business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail and promotion business for the year ended December 31, 2000 accounted for approximately 92% and 8%, respectively, of total sales. Under the Company's new Rawlings Golf license, the Company will be entering the golf marketplace for the first time. The golf club and golf ball markets are generally seasonal due to lower demand in the cold weather months which fall during the Company's first and fourth quarters. Once the Company has fully ramped up its production capabilities, it anticipates that its golf product sales will follow the seasonality of the market.

              CONCENTRATION ON RETAIL SALES - Retail sales were 92% of total sales for the year ended December 31, 2000, as compared to 87% of total sales for the year ended December 31, 1999. One large customer, The Walt Disney Company accounted for approximately 20% and 25% of total sales for the years ended December 31, 2000 and 1999, respectively; no other customer accounted for 10% or more of total sales in 2000 or 1999.

              DEPENDENCE UPON KEY PERSONNEL - The success of the Company is largely dependent on the personal efforts of Michael Favish, its President and Chief Executive Officer. Mr. Favish has entered into a three-year employment agreement with the Company, commencing on August 10,

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              1999, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish could have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish.

              DEPENDENCE ON SUPPLIERS - In 2000, the Company purchased approximately 88% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased. China currently holds most favored nation ("MFN") trading status with the United States. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's MFN trading status could have a material adverse effect on the cost of the Company's products primarily because products originating from China could be subjected to substantially higher rates of duty.

3.  ACCOUNTS RECEIVABLE

              Accounts receivable consisted of the following at December 31, 2000 and 1999:

                                                                               2000                 1999
                                                                          ----------------     ----------------
                    Accounts receivable                                       $ 3,440,888          $ 3,963,015
                    Less: allowance for uncollectible accounts                  (163,188)            (250,000)
                                                                          ----------------     ----------------

                       Net accounts receivable                                $ 3,277,700          $ 3,713,015
                                                                          ================     ================

              In order to determine the value of the Company's account receivable, the Company divides its receivable between amounts due from Fortune 500 companies (see Description of Business) and smaller companies. The reserve for doubtful accounts is estimated on the smaller non-Fortune 500 accounts based on the age of the receivable. For the year ended December 31, 2000 this balance was 40% of the total accounts receivable balance.

4.       INVENTORIES

              Inventories consisted of the following at December 31, 2000 and 1999:

                                                                               2000                 1999
                                                                          ----------------     ----------------
                    Finished goods                                            $ 2,673,041          $ 2,631,168
                    Raw material                                                1,845,118            1,751,237
                    Less allowance for discontinued inventory                   (485,065)            (276,730)
                                                                          ----------------     ----------------

                       Total                                                  $ 4,033,094          $ 4,105,675
                                                                          ================     ================

              The Company periodically reviews its inventory to evaluate it for discontinued products. The value of products marked as discontinued is included in the allowance. The valuation is removed for the reserve when the product is either destroyed or liquidated. These products usually include products that are dated and produced for special promotional events, such as Super Bowls, Final Four college tournaments and World Series, products that are produced under licenses that have been terminated or old products.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       PROPERTY AND EQUIPMENT

              Property and equipment, inclusive of machinery and equipment under capital leases (see Note 7), less accumulated depreciation consisted of the following at December 31, 2000 and 1999:

                                                                                      2000                 1999
                                                                                -----------------    -----------------
                     Office equipment                                            $     518,884        $     322,678
                     Computer equipment & software                                   1,065,472              891,079
                     Show exhibits                                                     298,657              254,669
                     Molds                                                             240,261              223,120
                     Machinery and equipment                                         1,001,972              991,519
                     Leasehold improvements                                            964,994              406,373
                                                                                -----------------    -----------------
                                                                                     4,090,240            3,089,438
                     Less: accumulated depreciation  and amortization               (1,861,107)          (1,825,812)
                                                                                -----------------    -----------------
                                                                                  $  2,229,133         $  1,263,626
                                                                                =================    =================

6.      LINES OF CREDIT

              In January 2001, the Company expanded and extended its one-year credit line with U.S. Bank National Association (formerly Scripps
              Bank) ("US Bank") including an increase in the credit line from $4 million to $6 million and an extension of the expiration date from April 15, 2001 to July 15, 2001. The assets of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the "Wall Street Journal" prime rate. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants as of December 31, 2000. There were no outstanding borrowings under the credit line at December 31, 2000 or December 31, 1999. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 ACH (Automatic Clearing House) hold on its credit line related to meeting its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line. The Company is presently reviewing its options relating to its credit line for the period after July 15, 2001.

              The Company has a $3,000,000 line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate term that the Company chooses to select. Any borrowing under the facility, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The facility extends until December 10, 2001. There was no borrowing under the facility as of December 31, 1999 and 2000.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

              Accounts payable and accrued expenses consisted of the following at December 31, 2000 and 1999:

                                                                    2000                 1999
                                                               ----------------     ----------------
                   Accounts payable                             $     738,464         $    893,646
                   Accrued payroll and related                         87,284              116,680
                   Accrued commissions and bonuses                    106,500              275,500
                   Royalties payable                                   25,250              103,424
                   Customer deposits                                  143,995              138,253
                   Accrued Rawlings licensing fee                     300,000                   --
                   Accrued joint advertising costs                    170,368                   --
                   Other                                               75,967              143,532
                                                               ----------------     ----------------
                                                                  $ 1,647,828          $ 1,671,035
                                                               ================     ================


     8.       COMMITMENTS AND CONTINGENCIES

              ROYALTIES - At December 31, 2000, the Company has commitments for minimum guaranteed royalties under licensing agreements, including with Rawlings, through 2005 as follows:

                            Years ending December 31,
                   --------------------------------------------
                                      2001                        $  1,039,296
                                      2002                             685,000
                                      2003                             595,000
                                      2004                             600,000
                                      2005                             700,000
                                                                -----------------
                                                                  $  3,619,296
                                                                =================

              CAPITAL LEASES - The Company is obligated under various capital leases that expire at various dates through December 2005. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 2000:


                                  Years ending December 31,
                   --------------------------------------------------------
                                            2001                             $    129,167
                                            2002                                  103,635
                                            2003                                   73,174
                                            2004                                   52,640
                                            2005                                   22,990
                                                                            -----------------
                   Total minimum lease payments                                   381,606
                   Less interest component                                        (55,614)
                                                                            -----------------
                   Present value of net minimum lease payments                    325,992
                   Less current portion of capital leases                        (103,494)
                                                                            -----------------
                   Capital leases, net of current portion                     $   222,498
                                                                            =================


                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              The following property and equipment acquired under capital leases categorized below is included in the property and equipment listed above at December 31, 2000 and 1999 (see Note 4):

                                                                      2000                1999
                                                                -----------------    ----------------
                   Office equipment                               $   109,761        $      28,567
                   Computer equipment & software                      138,424              153,467
                   Machinery and equipment                            310,437              482,473
                   Less accumulated amortization                     (225,129)            (220,085)
                                                                -----------------    ----------------
                                                                  $   333,493          $   444,422
                                                                =================    ================

              Amortization of capitalized leases is included in depreciation and amortization expense.

              OPERATING LEASES AND RENTAL EXPENSE - The Company leases certain machinery, equipment and office and warehouse facilities under operating leases, which expire on various dates through 2010. The lease for the facilities includes a cost escalation clause, which allows for fixed rent increases at certain times during the leasing period, as well as three month rent free period at the beginning of the lease. In accordance with SFAS No. 13, Accounting for Leases, the rent expense for the office and warehouse is recognized on a straight-line basis over the life of the lease. This has resulted in a deferred rent liability of $234,884 at December 31, 2000. Total rental expense charged to operations was $856,138 in 2000 and $628,369 in 1999. At December 31, 2000, the
              minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                                                                Minimum
                                                                 Future
                                                                 Rental
                     Years ending December 31,                 Commitments
                     -----------------------------------     -----------------
                                    2001                       $    965,169
                                    2002                            980,166
                                    2003                          1,001,671
                                    2004                          1,022,539
                                    2005                          1,030,886
                                   Beyond                         5,466,581
                                                             -----------------
                                                               $ 10,467,012
                                                             =================

              DEBT - In June 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective June 13, 2000 through September 20, 2000. The Company was allowed to submit capital expenditures for property and equipment up to $250,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company received, in accordance with the loan, $250,000 on September 1, 2000. After the money was received, a 48-month term loan originated with one (1) monthly interest payment on September 20, 2000, followed by 48 equal monthly payments of $6,281 beginning October 20, 2000 and ending on September 20, 2004. The assets purchased under the agreement collateralize the loan.

              In August 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective August 9, 2000 through October 20, 2000. During the advance period, the Company was allowed to submit capital expenditures for tenant improvements up to $400,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company received, in accordance with the loan, $400,000 on October 12, 2000. After the money was received, a 36-month term loan originated with 36 equal monthly payments of $12,813 beginning November 20, 2000 and ending on October 20, 2003. The loan is collaterized by the Company's receivables, inventory, equipment and furniture.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              In December 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company may submit any expenses related to the Rawlings Golf division up to $1,500,000 to finance under the agreement. On March 30, 2001, the amount advanced will be converted to a term loan. The loan provides for a variable interest rate equal to the "Wall Street Journal" prime rate. Interest only payments are due on January 30, 2001, February 28, 2001 and March 30, 2001 followed by 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan. The Company received no money under this loan as of December 31, 2000.

     9.       STOCKHOLDERS' EQUITY

              WARRANT CONVERSION - In connection with the Company's initial public offering in 1994, the Company issued to public investors and the underwriter 1,411,673 warrants, which entitled the holder to purchase one share of the Company's common stock for $6.50. On June 24, 1999, the Company announced that it reduced the exercise price of its publicly traded redeemable common stock purchase warrants from $6.50 to $4.00 and extended the term of the warrants to August 27, 1999. During the special exercise price period of June 24, 1999 through August 27, 1999, warrant holders who exercised each warrant for $4.00 received one share of Fotoball common stock. When the special exercise period expired at the close of business on August 27, 1999, the unexercised warrants expired in accordance with their terms.

              A total of 686,167 warrants, or 49% of the total warrants originally issued and outstanding, were exercised on or before August 27, 1999. Gross proceeds received by the Company in the offering were $2,744,668 (solicitation fees and other costs associated with the offering were $98,453). Net proceeds received by the Company were retained for working capital. Separately, 22,000 shares of common stock were issued to the underwriter in a cash-free, negotiated transaction.

              EMPLOYEE STOCK OPTION PLAN - In 1998, the Board of Directors of the Company adopted and the Company's stockholders subsequently approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for awards of common stock to employees and non-employee directors of the Company up to an aggregate of 700,000 shares of common stock.

              The 1998 Plan authorizes the issuance of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). Under the 1998 Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options become 100% vested during a three-year period and options are exercisable in installments of 33% per year on each of the first through the third anniversaries of the grant date and have a maximum term of ten years. The 1998 Plan also provided for the termination of the Company's 1994 Plan and the re-issuance of an identical number of options under the 1998 Plan, at the then current market price, to the holders of options under the 1994 Plan.

              A total of 66,000 and 145,000 options were granted in 2000 and 1999, respectively, under the 1998 Plan.

              The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for the options granted under the 1999 Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              net income and earnings per share would have been reduced by approximately $164,000 and $134,000, or $.04 per share and $.04 per share, for 2000 and 1999, respectively, had compensation expense been recognized. The fair value of the options granted during 2000 is estimated to range from $1.83 to $3.34 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 79%, risk-free interest rate of 5.66%, assumed forfeiture rate of 4% and an expected life of 3 years.

              The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 2000:

                                       Options outstanding                                     Options exercisable
              ----------------------------------------------------------------------    ----------------------------------
                                                      Weighted
                                                       Average          Weighted                             Weighted
                  Range of                            Remaining         average                               average
                  exercise           Number          Contractual        exercise             Number          exercise
                   prices         outstanding       life (years)         price            exercisable          price
              ----------------- ----------------- ------------------ ---------------    ----------------- ----------------
                   $1-$2               227,722          6.73             $1.69                203,148          $1.69
                   $2-$3                41,501          7.82             $2.58                 31,001          $2.56
                   $3-$5               125,000          8.53             $4.14                 71,458          $4.29
                   $5-$7                91,700          8.91             $5.92                 10,167          $6.63
                                -----------------                                       -----------------
                                       485,923                                                315,774
                                =================                                       =================

              The following table summarizes the Company's Employee Stock Option Plan activity for the years ended December 31, 1999 and 2000:

                                                                                              Weighted average
                                                    Number              Price per                   price
                                                  of shares               Share                   per share
                                               -----------------    -------------------    ------------------------
              January 1, 1999                        459,550          $1.69 to $2.69                $1.81
                  Granted                            145,000          $3.38 to $6.63                $5.34
                  Exercised                         (117,827)         $1.69 to $2.50                $1.72
                  Canceled                           (52,334)         $1.69 to $2.69                $1.96
                                               -----------------
              December 31, 1999                      434,389
                                               -----------------
                  Granted                             66,000          $3.25 to $4.25                $3.96
                  Exercised                          (12,496)         $1.69 to $2.69                $1.82
                  Canceled                           (88,170)         $1.69 to $6.23                $4.62
                                               -----------------
              December 31, 2000                      399,723
                                               =================

              OTHER STOCK OPTIONS - On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd. ("ADR" and "ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through July 1997. As further compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The options vested in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1997, 75,000 options issued under the stock option agreement were vested. In August 1997, the Company entered into a new agreement with ADR whereby ADR agreed to provide independent financial relations management services to the Company through July 31, 1998. In consideration of the services rendered by ADR, the Company granted ADR options to purchase an aggregate of 15,000 shares of common stock of the Company at $2.6875 per share. The options vested in amounts of 1,250 each month commencing September

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              1997 until and including August 1998, all of which are exercisable from the date of their vesting until August 2000. The Company terminated the ADR Agreement in 1999. In accordance with FAS 123, the Company valued the options at $16,200 using the Black-Scholes option-pricing model and no compensation expense was recognized during 1999 and 2000. During 1999, ADR exercised 38,800 shares and, as of December 31, 2000, 51,200 ADR stock options remained unexercised.

              On April 1, 1999, the Company entered into an agreement with Integrated Corporate Relations, Inc., ("ICR" and "ICR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ICR Agreement, the Company agreed to pay ICR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through March 31, 2001. As further compensation, the Company granted to ICR options to purchase an aggregate of 25,000 shares of common stock of the Company at $4.20 per share, 20% above of the market closing price of the Company's common stock on March 31, 1999. The options vested in amounts of 3,125 at the end of each three-month period commencing June 30, 1999 until and including March 31, 2001 and were to be exercisable until March 31, 2004. The Company terminated the ICR Agreement effective March 3, 2001. Under the termination provisions of the ICR stock option agreement, all stock options granted and vested under this agreement shall cease to be exercisable after April 2, 2001. As of December 31, 2000, 21,875 options issued pursuant to the ICR Agreement were vested, of which no options had been exercised. In accordance with FAS 123, the Company valued the options at $30,250 using the Black-Scholes option-pricing model, of which $15,120 and $11,340 was recognized as compensation expense during 2000 and 1999, respectively.

              On April 16, 1999, the Company entered into an agreement with W.A.B. Growth Equity Research, ("WAB" and "WAB Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the WAB Agreement, the Company granted to WAB options to purchase an aggregate of 10,000 shares of common stock of the Company at $4.00 per share, 15% above the market closing price of the Company's common stock on April 16, 1999. The options vest in amounts of 2,500 on the 16th of each three-month period commencing April 16, 1999 until and including January 16, 2000 and may be exercised until April 16, 2004. As of December 31, 2000, 10,000 shares issued under the WAB Agreement were vested, of which no options had been exercised. In accordance with FAS 123, the Company valued the options at $9,800 using the Black-Scholes option-pricing model, of which $652 and $9,148 was recognized as compensation expense during 2000 and 1999, respectively.

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

     10.      TRANSACTIONS WITH RELATED PARTIES

              EMPLOYMENT AGREEMENTS - The Company is party to an employment agreement with Michael Favish, which provides that Mr. Favish will serve as President and Chief Executive Officer for a

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              term of three years beginning August 10, 1999. His base salary during 1999 was $165,000 and was $210,000 during 2000. In December 1999, Mr. Favish was granted 7,000 stock options, vesting over a three-year period, with an exercise price of $6.63 per share. All options have a ten-year life from the date of grant. No options were granted to Mr. Favish in 2000.

     11.      DEFINED CONTRIBUTION PLAN

              The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees. In 1999 and 2000, the Company matched $.50 of each $1.00 of employee contributions up to three and two percent, respectively, of covered payroll. Employees are automatically fully vested in their personal contribution amounts and vest in the Company's contribution ratably over a five-year period. The Company's contribution expense for the year ended December 31, 2000 and December 31, 1999 was $46,829 and $39,476,
              respectively.

     12.      INCOME TAXES

              The components of income tax expense (benefits) were as follows for the years ended December 31, 2000 and 1999:

                                              Federal               State                Total
                                          -----------------    ----------------     ----------------
                 2000:
                         Current           $    (31,000)        $     10,000         $    (21,000)
                         Deferred                89,000               18,000              107,000
                                          -----------------    ----------------     ----------------
                                           $     58,000        $      28,000         $     86,000
                                          =================    ================     ================

                 1999:
                         Current            $   439,000         $    245,000          $   684,000
                         Deferred              (445,000)            (126,000)            (571,000)
                                          -----------------    ----------------     ----------------
                                          $      (6,000)         $   119,000          $   113,000
                                          =================    ================     ================

              Income tax benefits recognized during 1999 relate primarily to the elimination of a deferred tax valuation allowance established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. As of December 31, 1999, the Company had utilized all of its available net operating loss carryforward from prior years. The Company incurred a net operating loss in 2000 of $170,000 which was primarily due to the excess of the tax loss over the book loss on the disposition of fixed assets related to the Company's facility move in 2000.

              The components of net deferred tax assets were as follows at December 31, 2000 and 1999:

                                                                              2000                 1999
                                                                         ----------------     ----------------
                 Deferred tax assets:

                   Net operating loss                                    $       58,000      $            --
                   Employee benefit plans                                        39,000               31,000
                   Uniform capitalization of inventory cost                     162,000              126,000
                   Bad debt reserves                                            222,000              278,000
                   Inventory reserves                                           165,000              119,000
                   Impairment loss                                               46,000               46,000
                   State income taxes                                            83,000               47,000
                   Other                                                             --               30,000
                                                                         ----------------     ----------------
                     Total gross deferred tax assets                            775,000              677,000
                 Deferred tax liabilities:
                   Depreciation                                                 112,000               16,000
                   State income taxes                                           109,000                   --
                                                                         ----------------     ----------------
                     Total deferred tax liability                               221,000               16,000
                                                                         ----------------     ----------------
                         Net deferred tax asset                          $      554,000       $      661,000
                                                                         ================     ================

                 Net current deferred tax assets                         $      729,000       $      592,000
                 Net non-current deferred tax assets/(liabilities)             (175,000)              69,000
                                                                         ----------------     ----------------
                     Net deferred tax asset                               $     554,000       $      661,000
                                                                         ================     ================

              Net non-current deferred tax assets of $69,000 are included in Deposits and other on the Company's balance sheet for the year ended December 31, 1999.

              The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized including the Company's earnings history and its near-term earnings expectations. The net operating loss incurred in 2000 was due to a one-time disposition of assets in 2000 and is unrelated to the future ongoing operations of the Company. Based upon the book net income realized in 1999 and 2000 and the expectation of continuing increases in its promotional business and the new Rawlings Golf division, it is probable that future taxable income will be sufficient to realize all of the Company's existing deferred tax assets on future tax returns.

              The actual tax expense differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                                               2000                  1999
                                                                          ----------------     ----------------
                 Expected statutory tax expense                            $     90,000         $    938,000
                 Net tax effect of permanent differences                          9,000               12,000
                 State income taxes, net of Federal tax effect                   18,000               79,000
                 Valuation allowance                                                 --             (916,000)
                 Adjustment for prior year over accrual                         (31,000)                  --
                                                                          ----------------     ----------------
                 Actual tax expense                                         $    86,000          $   113,000
                                                                          ================     ================