Form 10KSB/A
period 2000-12-31
FOTOBALL USA INC
filed 2001-04-30
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                  FORM 10-KSB/A
                                (Amendment No.1)

      [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

      [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

       For the transition period from                  to
                                      ----------------    ----------------

                         Commission file number: 0-24608

                               -------------------

                               FOTOBALL USA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              Delaware                                       33-0614889
  --------------------------------                    -------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No..)


                   6740 Cobra Way, San Diego, California 92121
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (858) 909-9900
                                               --------------

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  The Issuer's revenues for the fiscal year ended December 31, 2000 were $26,929,331.

         The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the average bid and ask prices of such stock, as of March 31, 2001, was $4,131,066.

         As of March 31, 2001, the Company had 3,579,032 shares of Common Stock issued and outstanding.

         This Amendment No. 1 has been filed by Fotoball USA Inc. ( the "Company" for the purpose of amending the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 to provide information required by Items 10, 11 and 12 of Part III of Form 10-KSB.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows, for the fiscal years ended December 31, 1998, 1999 and 2000, the compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Michael Favish, the Company's President and Chief Executive Officer, Carl E. Francis, the Company's Senior Vice President of Sales and Marketing, and Steven B. Katzke, the Company's Vice President, Specialty Sales and Marketing (the "Named Executives"). No other person who served as an executive officer of the Company received salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------

                                                                             LONG-TERM
                                          ANNUAL COMPENSATION               COMPENSATION
                             -------------------------------------------  ----------------
    Name and
Principal Position            Year   Salary ($)   Bonus ($)   Other ($)      Options (#)
------------------------------------------------------------------------  ----------------
Michael Favish                2000    210,000           -     19,746 (1)            0
President and Chief           1999    190,000      47,000     22,070 (2)        7,000
Executive Officer             1998    165,000      20,000                      10,000

Carl E. Francis               2000    100,000      20,000      3,924 (3)            0
Senior Vice President,        1999     88,000      47,000          0            5,000
Sales and Marketing           1998     80,000      40,000          0           20,000

Steven B. Katzke              2000     90,000      20,000      3,000 (4)            0
Vice President, Specialty     1999     75,000      75,000          0            5,000
Sales and Marketing           1998     60,000      37,000          0           20,000


(1) Includes $9,000 for reimbursement of automobile expenses, $8,000 for disability insurance coverage and $2,746 for health insurance coverage.

(2) Includes $9,000 for reimbursement of automobile expenses, $7,700 for disability insurance coverage and $5,370 for health insurance coverage.

(3) Includes $3,000 for reimbursement of automobile expenses, and $924 for health insurance coverage.

(4)  Includes $3,000 for reimbursement of automobile expenses.


STOCK OPTIONS

         No Stock Options were granted to the Named Executives in 2000.

OPTION HOLDINGS

         The following table sets forth stock options exercised by the Named Executives during 2000 and unexercised options held by the Named Executives as of the end of 2000.

--------------------------------------------------------------------------------
                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES
--------------------------------------------------------------------------------

                                                          SECURITIES UNDERLYING              VALUE OF UNEXERCISED IN-THE-
                            SHARES       VALUE            UNEXERCISED OPTIONS AT                   MONEY OPTIONS AT
                           EXERCISED    REALIZED            12/31/00 (#) (1)                       12/31/00 ($) (2)
NAME                         (#)          ($)          EXERCISABLE   UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
Michael Favish                   0            0           119,000            8,000                 $0                  $0
Carl E. Francis                  0            0            30,000           10,000                 $0                  $0
Steven B. Katzke             6,666     $ 21,575             8,334           10,000                 $0                  $0

(1) This represents the total number of shares subject to stock options held by the Named Executives as of December 31, 2000. These options were granted on various dates during the years 1994 through 2000.
(2) Based on the $1.13 closing price of the Company's Common Stock on the Nasdaq National Market on December 29, 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company is party to an employment agreement (the "Favish Agreement") with Michael Favish, which provides that Mr. Favish will serve as President and Chief Executive Officer for a three-year term commencing on August 10, 1999. Mr. Favish's annual base salary was $190,000 during 1999, $210,000 during 2000 and was increased to $230,000 for 2001, with annual increases at the discretion of the compensation committee. Mr. Favish is also entitled to a bonus at the discretion of the compensation committee and will be granted options, vesting over a three-year period, to purchase not less than 10,000 shares of Common Stock per year at a per share exercise price equal to the then-current fair market value. During 1999, Mr. Favish waived his right to receive options to purchase 3,000 shares of Common Stock and received options to purchase 7,000 shares of Common Stock, pursuant to the Favish Agreement. During 2000, Mr. Favish waived his right to receive options to purchase 10,000 shares of Common Stock, pursuant to the Favish Agreement.

         The Favish Agreement also provides that Mr. Favish will not engage in a business which competes with the Company for the term of the Favish Agreement and for one year thereafter. In the event that Mr. Favish's employment is terminated as a result of a Constructive Termination (as defined in the Favish Agreement), the Favish Agreement provides that the Company will pay Mr. Favish the base salary and bonus compensation payable to Mr. Favish for a period equal to the greater of (i) the remainder of the term of the Favish Agreement or (ii) one year. In the event that Mr. Favish's employment is terminated following a Change in Control of the Company (as defined in the Favish Agreement), the Favish Agreement provides that the Company will pay Mr. Favish a termination and non-competition payment equal to the greater of (i) the base salary and bonus compensation payable to Mr. Favish through the remainder of the term of the Favish Agreement or (ii) 2.99 times Mr. Favish's base salary and bonus compensation for the calendar year prior to such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31, 2001 with respect to the Common Stock of the Company beneficially owned by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) all directors and nominees, (c) the Named Executives (as defined under the caption "Executive Compensation") and (d) all executive officers and directors of the Company as a group.

--------------------------------------------------------------------------------
                         SUMMARY OF BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------

                                                                   AMOUNT OF
                                                                   BENEFICIAL            % OF STOCK
NAME                      ADDRESS                                 OWNERSHIP (1)         OWNERSHIP (1)
------------------------------------------------------------------------------------------------------
Michael Favish            6740 Cobra Way                           551,752 (2)                15.4%
                          San Diego, CA 92121
Salvatore T. DiMascio     22951 Aegean Sea Drive                    12,000 (3)                  *
                          Monarch Beach, CA 92629
Nicholas A. Giordano      1755 Governor's Way                       22,500 (4)                  *
                          Blue Bell, PA 19422
Joel K. Rubenstein        1071 Camelback Street, Suite 111          25,000 (5)                  *
                          Newport Beach, CA 92660
John J. Shea              15 Woodgate Drive                         24,000 (6)                  *
                          Burr Ridge, IL 60521
Carl E. Francis           6740 Cobra Way                            30,500 (7)                  *
                          San Diego, CA 92121
Steven B. Katzke          6740 Cobra Way                             9,030 (8)                  *
                          San Diego, CA 92121
All officers and directors as a group (10 persons)                 724,645                    20.2%

         *Less than 1%.

(1) This table identifies persons and entities having sole voting and/or investment power with respect to the shares set forth opposite their names as of March 31, 2001, according to information furnished to the Company by each of them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2001 upon the conversion of convertible securities or the exercise of warrants or options. Percent of Common Stock ownership is based on 3,579,032 shares of Common Stock outstanding, and assumes that in each case the person or entity only, or the group only, exercised his or its rights to purchase all shares of Common Stock underlying stock options and warrants.

(2) Includes 110,000, 6,667, and 2,333 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.69 and $6.63, respectively.

(3) Includes 5,000 and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $4.75 and $4.00, respectively.

(4) Includes 5,000, 5,000 and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $2.38, $4.75 and $4.00, respectively.

(5) Includes 7,500, 5,000, 5,000 and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.38, $4.75, and $4.00, respectively.

(6) Includes 5,000 and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $4.84 and $4.00, respectively.

(7) Includes 25,000, 3,333 and 1,667 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.69 and $6.63, respectively.

(8) Includes 5,000, 1,667 and 1,667 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.69 and $6.63, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Michael Favish, President and Chief Executive Officer of the Company, and Karen Betro, Vice President of Operations of the Company, have a long-term relationship with no spousal rights. Derrick Favish, a non-officer employee and stockholder of the Company, is the brother of Michael Favish, the President and Chief Executive Officer of the Company. Greg Favish and Terry Favish, non-officer employees of the Company, are the sons of Michael Favish. Greg Favish terminated employment with the Company on December 31, 2000.

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

Dated: April 30, 2001          By:  /s/ Thomas R. Hillebrandt
                                    --------------------------------------------
                                    Thomas R. Hillebrandt
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)