Form 10-Q
period 2001-03-31
FOTOBALL USA INC
filed 2001-05-15
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                  to
                                       ------------------  ---------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of April 30, 2001, the Company had 3,579,032 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX

                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets as of March 31, 2001 (Unaudited)
                        and December 31, 2000                             3

               Condensed Statements of Operations for the three months
                        ended March 31, 2001 and 2000 (Unaudited)         4

               Condensed Statements of Cash Flows for the three months
                        ended March 31, 2001 and 2000 (Unaudited)         5

               Notes to Condensed Financial Statements (Unaudited)        6 - 8

     Item 2.   Management's Discussion and Analysis or
                        Plan of Operations                                9 - 13

PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                                15

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                  March 31,
                                                                                    2001              December 31,
                                                                                 (Unaudited)              2000
                                                                                --------------       --------------
                                     ASSETS
Current assets
     Cash and equivalents                                                         $   3,099,430        $   2,921,358
     Accounts receivable less uncollectible allowances of $160,493 in 2001
         and $163,188 in 2000                                                         3,235,047            3,277,700
     Other receivables                                                                  685,165              298,559
     Inventories                                                                      4,245,058            4,033,094
     Prepaid expenses and other                                                         592,766              567,275
     Deferred income taxes                                                              729,000              729,000
                                                                                -----------------    -----------------
                  Total current assets                                               12,586,466           11,826,986
                                                                                -----------------    -----------------

Property and equipment, net                                                           2,262,206            2,229,133
                                                                                -----------------    -----------------

Other assets
     Deposits and other                                                                 713,493              752,767
                                                                                -----------------    -----------------
                  Total other assets                                                    713,493              752,767
                                                                                -----------------    -----------------
                                                                                   $ 15,562,165         $ 14,808,886
                                                                                =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long term debt                                           $       682,577      $       178,309
     Current portion of capital leases                                                   107,567              103,494
     Accounts payable and accrued expenses                                             1,524,127            1,647,828
                                                                                -----------------    -----------------
                  Total current liabilities                                            2,314,271            1,929,631

Long term liabilities
     Long term debt, net of current portion                                            1,393,074              440,350
     Capital leases, net of current portion                                              206,057              222,498
     Deferred rent                                                                       232,719              234,884
     Deferred income taxes                                                               175,000              175,000
                                                                                -----------------    -----------------
                  Total long term liabilities                                          2,006,850            1,072,732
                                                                                -----------------    -----------------
                  Total liabilities                                                    4,321,121            3,002,363
                                                                                -----------------    -----------------

Stockholders' equity
     Preferred stock, $.01 par value;
         Authorized - 1,000,000 shares; issued and outstanding-none
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,579,032 shares in 2001                                35,790               35,790
     Additional paid-in capital                                                       11,678,657           11,674,877
     Retained earnings/(Accumulated deficit)                                            (473,403)              95,856
                                                                                -----------------    -----------------
                  Total stockholders' equity                                          11,241,044           11,806,523
                                                                                -----------------    -----------------
                                                                                    $ 15,562,165         $ 14,808,886
                                                                                =================    =================

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                      2001                 2000
                                                                                -----------------    -----------------
Net sales                                                                        $    5,615,289      $    5,934,149
Cost of sales                                                                         3,780,217           3,795,053
                                                                                -----------------    -----------------
     Gross profit                                                                     1,835,072           2,139,096
                                                                                -----------------    -----------------
Operating expenses
     Royalties                                                                          439,415             366,611
     Marketing                                                                        1,048,282             771,928
     General and administrative                                                       1,160,222             683,878
     Depreciation and amortization                                                      148,901             106,540
                                                                                -----------------    -----------------
                  Total operating expense                                             2,796,820           1,928,957
                                                                                -----------------    -----------------
                  Income (Loss) from operations                                        (961,748)            210,139
                                                                                -----------------    -----------------
Other income (expense)
     Interest expense                                                                   (26,269)             (9,748)
     Interest income                                                                     39,252              48,734
                                                                                -----------------    -----------------
                  Total other income (expense)                                           12,983              38,986
                                                                                -----------------    -----------------
Income (Loss) before income tax                                                        (948,765)            249,125
     Income tax expense (benefit)                                                      (379,505)             99,650
                                                                                -----------------    -----------------
Net income (loss)                                                                $     (569,260)     $      149,475
                                                                                =================    =================

Weighted average number of common shares outstanding:
                  Basic                                                               3,579,032           3,571,384
                                                                                =================    =================
                  Diluted                                                             3,579,032           3,784,510
                                                                                =================    =================
Net income (loss) per common share:
                  Basic                                                          $        (.16)      $          .04
                                                                                =================    =================
                  Diluted                                                        $        (.16)      $          .04
                                                                                =================    =================


                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                      2001                 2000
                                                                                -----------------    -----------------
Cash flows from operating activities
     Net income (loss)                                                            $    (569,260)         $  149,475
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Depreciation and amortization of property and equipment                        153,255             106,540
         Amortization of stock compensation expense                                       3,780              13,153
         Provision for doubtful accounts                                                 55,000                  --
Changes in operating assets and liabilities:
         Accounts receivable                                                            (12,347)            (28,003)
         Other receivables                                                             (386,606)                 --
         Inventories                                                                   (211,964)           (656,029)
         Prepaid expenses and other                                                     (25,491)           (118,439)
         Deferred income taxes                                                              --                   --
         Accounts payable and accrued expenses                                         (123,701)           (663,648)
         Income taxes payable                                                               --              (60,350)
         Deferred rent                                                                   (2,165)                 --
                                                                                -----------------    -----------------
Net cash used in operating activities                                                (1,119,499)         (1,257,301)
                                                                                -----------------    -----------------
Cash flows from investing activities
     Purchase of property and equipment                                                (161,327)            (62,228)
     Increase in long-term deposits                                                      14,274            (234,807)
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (147,053)           (297,035)
                                                                                -----------------    -----------------
Cash flows from financing activities
     Proceeds from capitalized leases                                                    15,418                  --
     Proceeds from  term loans                                                        1,500,000                  --
     Payments of capitalized leases                                                     (27,786)            (34,750)
     Payments of term loans                                                             (43,008)                 --
     Proceeds from exercise of stock options                                                --               16,574
                                                                                -----------------    -----------------
Net cash provided (used in) by financing activities                                   1,444,624             (18,176)
                                                                                -----------------    -----------------
Net increase (decrease) in cash and equivalents                                         178,072          (1,572,512)
Cash and equivalents, beginning of period                                             2,921,358           3,797,918
                                                                                -----------------    -----------------
Cash and equivalents, end of period                                                $  3,099,430       $   2,225,406
                                                                                =================    =================


                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1. CONDENSED FINANCIAL STATEMENTS

   The condensed balance sheet as of March 31, 2001, the condensed statements of operations for the three months ended March 31, 2001 and 2000, and the condensed statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, as amended.

   The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2001.

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

   DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with Major League Baseball ("MLB"), National Football League (the "NFL"), various colleges and universities and, to a lesser extent, other licensors including the National Hockey League, the XFL, The Coca-Cola Company, Warner Bros. Looney Tunes(R) and Scooby-Doo, MTV Networks' (Nickelodeon) "Rugrats" and "Blue's Clues" characters and Rawlings Golf. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole.

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 33% for the three months ended March 31, 2001, a decrease from 36% during the prior year period. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales directly to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on the retail sales channel for most of its revenue. The retail channel is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins. Under the Company's Rawlings Golf license, the Company entered the golf product marketplace for the first time in January 2001. Without a history in the golf business, the Company cannot be certain of the gross margins it will realize on its golf product sales. Golf product margins will vary depending on customer acceptance of the Company's initial pricing and changes in manufacturing costs as the Company ramps up production. The overall Company gross margins may vary based on the volume of golf product sales.

   VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor was the seasonality of the sporting industry and the effect this has had on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products has helped to mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotion business. However, the Company has successfully grown the retail distribution channel of the business to help mitigate this variability. The Company's retail and promotion business for the three months ended March 31, 2001 accounted for approximately 93% and 7%, respectively, of total sales. Under the Company's new Rawlings Golf license, the Company entered the golf marketplace for the first time in January 2001. The golf club and golf ball markets are generally seasonal due to lower demand in the cold weather months which fall during the Company's first and fourth quarters. Once the Company has fully ramped up its production capabilities, it anticipates that its golf product sales will follow the seasonality of the market.

   CONCENTRATION ON RETAIL SALES AND KEY CUSTOMERS - Retail sales were 93% of total sales for the three months ended March 31, 2001, as compared to 95% of total sales for the three months ended March 31, 2000. One large customer, The Walt Disney Company, accounted for approximately 22% of total sales for the three months ended March 31, 2001, versus approximately 20% of total sales in the three months ended March 31, 2000.

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

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

3. INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at March 31, 2001 and December 31, 2000:

                                                                  March 31,          December 31,
                                                                    2001                 2000
                                                              ----------------     ----------------
        Finished goods                                            $ 2,642,769          $ 2,673,041
        Raw material                                                1,951,489            1,845,118
        Less allowance for discontinued inventory                   (349,200)            (485,065)
                                                              ----------------     ----------------
           Total                                                  $ 4,245,058          $ 4,033,094
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

4. DEBT

   In December 2000, the Company signed a term loan agreement with U.S. Bank National Association (formerly Scripps Bank) ("US Bank") with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company submitted $1.5 million expenses related to the Rawlings Golf division to be financed under the agreement. The Company received, in accordance with the loan, $1.5 million on March 30, 2001. The loan provides for a variable interest rate equal to the Wall Street Journal prime rate. The loan is payable in 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements regarding expanding the promotions business, expanding retail capabilities, adding product lines, adding new license properties, overall sales trends, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2001, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the Company's inability to obtain new licenses or to expand its retail capabilities and the risk factors listed in the "Disclosure of Certain Significant Risks and Uncertainties" in this report and as listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended.

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                               2001                           2000
                                   ------------------------------ ------------------------------
Sales                                   $5,615,289      100%           $5,934,149      100%
Cost of Sales                            3,780,217       67             3,795,053       64
Operating Expenses                       2,796,820       50             1,928,957       32
Operating Income (Loss)                  (961,748)      (17)              210,139       4
Interest Expense                          (26,269)       --               (9,748)       --
Interest Income                             39,252       --                48,734       1
Income (Loss) Before
    Income Tax                           (948,765)      (17)              249,125       4
Income Tax Expense
     (Benefit)                           (379,505)       (7)               99,650       2
Net Income (Loss)                      $ (569,260)      (10%)           $ 149,475       3%


FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000:

SALES:

         Sales decreased $.3 million, or 5%, for the three months ended March 31, 2001 from sales for the three months ended March 31, 2000. The decline in sales was due to a decrease in mass merchant and sporting goods retail sales which decreased by 4% and entertainment retail sales which decreased by 16% offset by increases in team retail sales which increased by 7% and promotion sales which increased by 23%. During the first quarter of 2001, the Company realized product sales increases in pins (130%), playground balls (76%) and hockey pucks (152%), with offsetting declines in basketballs (-52%), baseballs (-33%), footballs (-6%) and soccer balls (-25%).

         Retail sales, which includes mass merchant, entertainment and team sales, were $5.2 million, or 93%, of total sales for the three months ended March 31, 2001 compared to $5.6 million, or 95%, for the three months ended March 31, 2000. The decrease in retail sales was primaily due to a decrease in entertainment retail sales. The Company believes that overall soft retail market has impacted its retail sales and does not anticipate growth in the second quarter over the prior year's second quarter.

         Promotion sales were $.4 million or 7% of total sales for the three months ended March 31, 2001, compared to $.3 million or 5% of total sales, for the three months ended March 31, 2000. The increase in promotional sales was related to an increase in promotional programs by the Company's customers. The Company will continue its efforts to expand this area of business.

GROSS PROFIT:

         Gross profit decreased $.3 million, or 14%, for the three months ended March 31, 2001 from gross profit for the three months ended March 31, 2000. Gross profit as a percentage of sales decreased to 33% for the three months ended March 31, 2001 from 36% for the three months ended March 31, 2000. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix including a decrease in baseball, football and basketball sales from the prior year, which carried higher than average gross margins and an increase in playground ball sales in the current period which sell at lower margins than some of the Company's other products. The Company's gross margin for the three months ended March 31, 2001 decreased one percentage point from the gross margin for the three months ended December 31, 2000. The Company anticipates the downward trend in gross margins will stabilize in the remainder of 2001. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Note 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

         Total operating expenses increased $.9 million, or 45%, for the three months ended March 31, 2001 from total operating expenses for the three months ended March 31, 2000. Total operating expenses as a percentage of sales increased to 50% for the three months ended March 31, 2001 from 33% for the three months ended March 31, 2000. These increases are primarily due to an increase in personnel and salary related items, facilities cost, and the new Rawlings

Golf division which was not in operation during the comparable period in 2000. Total operating expenses for the Rawlings Golf division were $.2 million for the three months ended March 31, 2001.

         Royalty expenses increased 20%, for the three months ended March 31, 2001 when compared to the royalty expenses for the three months ended March 31, 2000. Royalty expenses as a percentage of sales increased to 8% for the three months ended March 31, 2001 from 6% for the three months ended March 31, 2000 as a result of sales under certain licenses being lower than what was required to meet minimum royalty guarantees. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Note 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

         Marketing expenses increased $.3 million, or 36%, for the three months ended March 31, 2001 from marketing expenses for the three months ended March 31, 2000. One third of this increase was due to startup marketing costs attributable to Rawlings Golf division. Marketing expenses as a percentage of sales increased to 19% for the three months ended March 31, 2001 from 13% for the three months ended March 31, 2000. These increases are primarily due to an increase in personnel and salary-related items, cooperative advertising, trade shows and sample expense. The Company expects to continue an increase in marketing expense attributable to the Rawlings Golf division, as it continues to launch this new division.

         General and administrative expenses increased $.5 million, or 66%, for the three months ended March 31, 2001 from general and administrative expenses for the three months ended March 31, 2000. Salary-related items and facility costs caused the majority of the increase in these expenses. Fifteen percent of this increase was due to Rawlings Golf related expenses incurred in the support of the launch of this new division. General and administrative expenses as a percentage of sales increased to 23% for the three months ended March 31, 2001 from 13% for the three months ended March 31, 2000.

OTHER INCOME (EXPENSE):

         Interest expense increased 169%, for the three months ended March 31, 2001 from interest expense for the three months ended March 31, 2000. This increase reflects an increase in term loans used to fund the facilities and equipment acquired in 2000. There were no outstanding borrowings under the line of credit as of March 31, 2001, or as of March 31, 2000. As further discussed under "Liquidity and Capital Resources" the Company entered into a term loan with its bank for $1.5 million. The loan was funded at the end of the first quarter 2001 and as a result, the Company did not incur material interest expense related to this loan during the three months ended March 31, 2001.

         Interest income declined by 20% for the three months ended March 31, 2001, as compared to interest income for the three months ended March 31, 2000. Excess cash is deposited into an interest-bearing depository account. The decline was due to lower cash during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

INCOME TAX EXPENSE:

         Income tax benefit was $379,506 for the three months ended March 31, 2001 compared to an income tax expense of $99,650 for the prior year period, calculated at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital increased approximately $.4 million from December 31, 2000 to March 31, 2001, to a net working capital surplus of $10.3 million at March 31, 2001 from a net working capital surplus of $9.9 million at December 31, 2000.

         Cash and equivalents aggregated to $3.1 million at March 31, 2001, an increase of $.2 million from cash and equivalents of $2.9 million at December 31, 2000. This increase in cash was the result of the proceeds from a $1.5 million term loan used for Rawlings Golf divison startup costs (See discussion below), offset by $1.1 million used in operation, primarily consisting of a $.6 million net loss, a $.3 million increase in other receivables, a $.2 million increase in inventory, and a $.1 million decrease in accounts payable and accrued expenses. The increase in inventory is due in part to the Company's inventory historically being lower at the end of the fiscal year and increasing in the first quarter of the following year.

         At March 31, 2001, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $3.7 million in the aggregate through 2005, of which $.9 million is due at various times during 2001. Based upon the net income realized by the Company during the first three months of 2001 and the expectation of continuing increases in its retail business, management expects these guaranteed royalties to be funded from operating cash flows.

         Association (formerly Scripps Bank) ("US Bank") with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company submitted $1.5 million expenses related to the Rawlings Golf division to be financed under the agreement. The Company received, in accordance with the loan, $1.5 million on March 30, 2001. The loan provides for a variable interest rate equal to the Wall Street Journal prime rate. The loan is payable in 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan.


         In January 2001, the Company expanded and extended its one-year credit line with US Bank including an increase in the credit line from $4.0 million to $6.0 million and an extension of the expiration date from April 15, 2001 to July 15, 2001. The assets of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the Wall Street Journal prime rate. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants as of March 31, 2001. There were no outstanding borrowings under the credit line at March 31, 2001 or December 31, 2000. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line. The Company is presently reviewing its options relating to its credit line for the period after July 15, 2001.


         The Company has a $3.0 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate (LIBOR). The Company may choose any rate being charged on any one to twelve month term loan (as of the date money is borrowed from the line) as the base LIBOR. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of March 31, 2001 and December 31, 2000.


         Management believes the Company's existing cash position and credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 2001.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                  None.

(b)      Reports on Form 8-K for the three months ended March 31, 2001
                                    Change in Independent Auditor, filed 4/03/01

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


                                                          FOTOBALL USA, INC
                                                     ---------------------------
                                                             (Registrant)


Dated: May 15, 2001             BY:   /s/ Michael Favish
                                      ------------------
                                      Michael Favish
                                      President and Chief Executive Officer


Dated: May 15, 2001             BY:   /s/ Thomas R. Hillebrandt
                                      -------------------------
                                      Thomas R. Hillebrandt
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)