Form 10-Q
period 2001-06-30
FOTOBALL USA INC
filed 2001-08-14
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    --------------------

                        Commission file number 0 - 24608
                                               ---------

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

         As of July 31, 2001, the Company had 3,579,699 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets as of June 30, 2001 (Unaudited)
                        and December 31, 2000                                        3

               Condensed Statements of Operations for the three and six months
                        ended June 30, 2001 and 2000 (Unaudited)                     4

               Condensed Statements of Cash Flows for the six months
                        ended June 30, 2001 and 2000 (Unaudited)                     5

               Notes to Condensed Financial Statements (Unaudited)                   6 - 8

     Item 2.   Management's Discussion and Analysis or
                        Plan of Operations                                           9 - 14

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                           16


                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                 June 30, 2001         December 31,
                                                                                  (Unaudited)              2000
                                                                                ----------------    -----------------
                                                      ASSETS
Current assets
     Cash and equivalents                                                         $  2,497,736        $  2,921,358
     Accounts receivable less uncollectible allowances of $142,217 in 2001
         and $163,188 in 2000                                                        3,599,408           3,277,700
     Other receivables                                                                 372,565             298,559
     Inventories                                                                     4,262,418           4,033,094
     Prepaid expenses and other                                                        678,190             567,275
     Deferred income taxes                                                             729,000             729,000
                                                                                ----------------    ----------------
                  Total current assets                                              12,139,317          11,826,986
                                                                                ----------------    ----------------

Property and equipment, net                                                          2,185,339           2,229,133
                                                                                ----------------    ----------------

Other assets
     Deposits and other                                                                688,493             752,767
                                                                                ----------------    ----------------
                  Total other assets                                                   688,493             752,767
                                                                                ----------------    ----------------
                                                                                  $ 15,013,149        $ 14,808,886
                                                                                ================    ================
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long term debt                                            $    732,402        $    178,309
     Current portion of capital leases                                                 105,351             103,494
     Accounts payable and accrued expenses                                           1,541,670           1,647,828
                                                                                ----------------    ----------------
                  Total current liabilities                                          2,379,423           1,929,631

Long term liabilities
     Long term debt, net of current portion                                          1,299,211             440,350
     Capital leases, net of current portion                                            182,352             222,498
     Deferred rent                                                                     230,553             234,884
     Deferred income taxes                                                             175,000             175,000
                                                                                ----------------    ----------------
                  Total long term liabilities                                        1,887,116           1,072,732
                                                                                ----------------    ----------------
                  Total liabilities                                                  4,266,539           3,002,363
                                                                                ----------------    ----------------

Stockholders' equity
     Preferred stock, $.01 par value;
         Authorized - 1,000,000 shares; issued and outstanding-none
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,579,699 shares in 2001                              35,797              35,790
     Additional paid-in capital                                                     11,679,776          11,674,877
     Retained earnings/(Accumulated deficit)                                          (968,963)             95,856
                                                                                ----------------    -----------------
                  Total stockholders' equity                                        10,746,610          11,806,523
                                                                                ----------------    -----------------
                                                                                  $ 15,013,149        $ 14,808,886
                                                                                ================    =================

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                      ----------------------------------------------------------------
                                                              2001            2000            2001            2000
                                                      ----------------------------------------------------------------
Net sales                                                 $ 7,371,371     $ 7,076,128     $ 12,986,660    $ 13,010,276
Cost of sales                                               4,970,000       4,409,325        8,750,217       8,204,377
                                                      ----------------------------------------------------------------
     Gross profit                                           2,401,371       2,666,803        4,236,443       4,805,899
                                                      ----------------------------------------------------------------
Operating expenses
     Royalties                                                572,664         502,061        1,012,078         868,673
     Marketing                                                898,521         796,529        1,946,802       1,568,457
     General and administrative                             1,249,817         846,161        2,410,040       1,530,039
     Depreciation and amortization                            150,601         105,969          299,502         212,509
                                                      ----------------------------------------------------------------
                  Total operating expense                   2,871,603       2,250,720        5,668,422       4,179,678
                                                      ----------------------------------------------------------------
                  Income (Loss) from operations              (470,232)        416,083       (1,431,979)        626,221
                                                      ----------------------------------------------------------------
Other income (expense)
     Interest expense                                         (53,647)         (7,943)         (79,916)        (17,690)
     Interest income                                           28,319          26,744           67,570          75,479
                                                      ----------------------------------------------------------------
                  Total other income (expense)                (25,328)         18,801          (12,346)         57,789
                                                      ----------------------------------------------------------------
Income (Loss) before income tax                              (495,560)        434,884       (1,444,325)        684,010
     Income tax expense (benefit)                                  --         173,954         (379,506)        273,604
                                                      ----------------------------------------------------------------
Net income (loss)                                            (495,560)    $   260,930     $ (1,064,819)   $    410,406
                                                      ================================================================
Weighted average number of common shares outstanding:
                  Basic                                     3,579,303       3,576,415        3,579,168       3,573,913
                                                      ================================================================
                  Diluted                                   3,579,303       3,730,810        3,579,168       3,753,554
                                                      ================================================================
Net income (loss) per common share:
                  Basic                                       $  (.14)         $  .07          $  (.30)         $  .11
                                                      ================================================================
                  Diluted                                     $  (.14)         $  .07          $  (.30)         $  .11
                                                      ================================================================


            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                     2001                 2000
                                                                                ---------------     ---------------
Cash flows from operating activities
     Net income (loss)                                                           $ (1,064,819)       $    410,406
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Depreciation and amortization of property and equipment                      308,509             212,509
         Amortization of stock compensation expense                                     3,780               8,212
         Provision for doubtful accounts                                               29,500                  --
Changes in operating assets and liabilities:
         Accounts receivable                                                         (351,208)           (320,760)
         Other receivables                                                            (74,006)           (754,517)
         Inventories                                                                 (229,324)           (464,156)
         Prepaid expenses and other                                                  (110,915)           (270,208)
         Deferred income taxes                                                             --                  --
         Accounts payable and accrued expenses                                       (106,157)           (351,363)
         Income taxes payable                                                              --               6,604
         Deferred rent                                                                 (4,331)                 --
                                                                                ---------------     ---------------
Net cash used in operating activities                                              (1,598,971)         (1,523,273)
                                                                                ---------------     ---------------
Cash flows from investing activities
     Purchase of property and equipment                                              (214,715)           (196,258)
     Increase in long-term deposits                                                    14,274            (234,757)
                                                                                ---------------     ---------------
Net cash used in investing activities                                                (200,441)           (431,015)
                                                                                ---------------     ---------------
Cash flows from financing activities
     Proceeds from capitalized leases                                                  15,419                  --
     Proceeds from term loans                                                       1,500,000                  --
     Payments of capitalized leases                                                   (53,709)            (69,476)
     Payments of term loans                                                           (87,046)                 --
     Proceeds from exercise of stock options                                            1,126              22,055
                                                                                ---------------     ---------------
Net cash provided (used in) by financing activities                                 1,375,790             (47,421)
                                                                                ---------------     ---------------

Net increase (decrease) in cash and equivalents                                      (423,622)         (2,001,709)
Cash and equivalents, beginning of period                                           2,921,358           3,797,918
                                                                                ---------------     ---------------
Cash and equivalents, end of period                                              $  2,497,736        $  1,796,209
                                                                                ===============     ===============

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


1. CONDENSED FINANCIAL STATEMENTS
   ------------------------------

   The condensed balance sheet as of June 30, 2001, the condensed statements of operations for the three months and six months ended June 30, 2001 and 2000, and the condensed statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

   The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2001.

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

   DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with Major League Baseball ("MLB"), National Football League (the "NFL"), various colleges and universities and, to a lesser extent, other licensors including the National Hockey League, The Coca-Cola Company, Warner Bros. Looney Tunes(R) and Scooby-Doo, MTV Networks' (Nickelodeon) "Rugrats" and "Blue's Clues" characters and Rawlings Golf. In May 2001, the Company successfully negotiated a license from Mattel for "Barbie" products. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole.

   VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 33% for the three months ended June 30, 2001, a decrease from 38% during the prior year period. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales directly to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


   extent of competition also may create variability in realized gross margins. The Company currently relies on various retail sales channels for most of its revenue. The retail channel is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins. Under the Company's Rawlings Golf license, the Company entered the golf product marketplace for the first time in January 2001. Without a history in the golf business, the Company cannot be certain of the gross margins it will realize on its golf product sales. Golf product margins will vary depending on customer acceptance of the Company's initial pricing and changes in manufacturing costs as the Company ramps up production. The overall Company gross margins may vary based on the volume of golf product sales.

   VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor was the seasonality of the sporting industry and the effect this has had on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products has helped to mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotion business. However, the Company has successfully grown other channels of distribution in the business to help mitigate this variability. For the three months ended June 30, 2001, the Company's entertainment sales accounted for 35%, retail sales accounted for 34%, team sales accounted for 21% and promotions sales accounted for 11% of total sales. Under the Company's new Rawlings Golf license, the Company entered the golf marketplace for the first time in January 2001. The golf club and golf ball markets are generally seasonal due to lower demand in the cold weather months which fall during the Company's first and fourth quarters. Once the Company has fully ramped up its production capabilities, it anticipates that its golf product sales will follow the seasonality of the market.

   KEY CUSTOMERS - One large customer, The Walt Disney Company, accounted for approximately 22% of total sales for the three months ended June 30, 2001, compared to approximately 17% of total sales in the three months ended June 30, 2000.

   DEPENDENCE UPON KEY PERSONNEL - The success of the Company is largely dependent on the personal efforts of Michael Favish, its Chairman and Chief Executive Officer. Mr. Favish has entered into a three-year employment agreement with the Company, commencing on August 10, 1999, which, among other things, precludes Mr. Favish from competing with the Company for a period of two years following termination of his employment with the Company. The loss of the services of Mr. Favish could have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish.

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

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


3. INVENTORIES
   -----------

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at June 30, 2001 and December 31, 2000:

                                                      June 30,     December 31,
                                                        2001           2000
                                                    -----------    ------------
      Finished goods                                $ 2,766,517    $  2,673,041
      Raw material                                    1,998,502       1,845,118
      Less allowance for discontinued inventory        (502,601)       (485,065)
                                                    -----------    ------------

         Total                                      $ 4,262,418    $  4,033,094
                                                    ===========    ============

   The Company periodically reviews its inventory to evaluate it for discontinued products. The value of products marked as discontinued is included in the allowance. The valuation for each product is removed from the reserve when the product is either destroyed or liquidated. These products usually include products that are dated and produced for special promotional events, such as Super Bowls, Final Four college tournaments and World Series, products that are produced under licenses that have been terminated or outdated products.


4. DEBT
   ----

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements regarding expanding the promotions business, expanding retail capabilities, adding product lines, adding new license properties, overall sales trends, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2001, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the Company's inability to obtain new licenses or to expand its retail capabilities and the risk factors listed in the "Disclosure of Certain Significant Risks and Uncertainties" in this report and as listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                          THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                               JUNE 30,                                           JUNE 30,
                                      2001                      2000                        2001                      2000
                               ---------------------------------------------------------------------------------------------------
Sales                          $ 7,371,371    100%       $ 7,076,128     100%       $ 12,986,660    100%      $ 13,010,276    100%
Cost of Sales                    4,970,000     67          4,409,325      62           8,750,217     67          8,204,377     63
Operating Expenses               2,871,603     40          2,250,720      32           5,668,422     44          4,179,678     32
Operating Income (Loss)           (470,232)    (6)           416,083       6          (1,431,979)   (11)           626,221      5
Interest Expense                   (53,647)    --             (7,943)     --             (79,916)    --            (17,690)    --
Interest Income                     28,319     --             26,744      --              67,570     --             75,479     --
Inc. (Loss) Before Inc. Tax       (495,560)    (7)           434,884       6          (1,444,325)   (11)           684,010      5
Income Tax Exp. (Benefit)               --     --            173,954       2            (379,506)    (3)           273,604      2
Net Income                     $  (495,560)    (7%)      $   260,930       4%       $ (1,064,819)    (8%)     $    410,406      3%

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

SALES:

         The Company focuses its sales efforts in five main distribution channels. The retail sales focus is on mass merchants, sporting goods, department stores and other national retailers. The team sales focus is on professional sports teams in every major sports league. The entertainment sales focus is on entertainment companies such as Disney, Six Flags, Sea World, Universal Studios, Home Shopping Network and Dave and Busters. The promotions sales focus is on corporate premium and promotions business with major quick-serve restaurants and other Fortune 500 companies. The new Rawlings Golf sales focus is on sporting goods and golf specialty retailers.

         Sales increased $.3 million, or 4%, for the three months ended June 30, 2001 from sales for the three months ended June 30, 2000. The increase in sales was due to an increase in entertainment sales (up 45%), team sales (up 15%) and promotions sales (up 85%), which offset a decrease in retail sales (down 30%). Rawlings Golf generated nominal sales for the three months ended June 30, 2001. The retail sales decline was mainly due to a decrease in toy specialty and department store sales, partially offset by increases in mass merchant sales. The team sales increase was due to strong Major League Baseball sales as a result of the popularity of Japanese players on the Seattle Mariners and the retirement of Cal Ripken and Tony Gwynn. The entertainment sales increase was due to increases in theme park customer sales. The promotions sales increase was due to a promotion with a major quick-serve restaurant.

         During the first quarter of 2001, the Company realized product sales increases in pins (up 137%), baseball (up 10%) and soccer balls (up 17%), with offsetting declines in basketballs (down 9%), playground balls (down 9%) and footballs (down 44%).

GROSS PROFIT:

         Gross profit decreased $.3 million, or 10%, for the three months ended June 30, 2001 from gross profit for the three months ended June 30, 2000. Gross profit as a percentage of sales decreased to 33% for the three months ended June 30, 2001 from 38% for the three months ended June 30, 2000. The decline in the Company's gross margin as a percentage of sales can be attributed primarily to price pressure on the Company's products in the mass merchant, sporting goods, toy specialty and team retail sales channels. In addition, the Company gross margin was affected by a $.1 million dollar write-down of inventory for discontinued and terminated license inventory including XFL and ESPN The Store merchandise. Excluding the inventory write-down, the Company's gross margin for the three months ended June 30, 2001 was one percentage point higher than the gross margin for the three months ended March 31, 2001. The Company believes the downward trend in gross margins has stabilized for the remainder of 2001. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See
Note 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

         Total operating expenses increased $.6 million, or 28%, for the three months ended June 30, 2001 from total operating expenses for the three months ended June 30, 2000. Total operating expenses as a percentage of sales increased to 39% for the three months ended June 30, 2001 from 32% for the three months ended June 30, 2000. These increases are primarily due to an increase in personnel and salary related items, facilities cost, and the new Rawlings Golf division, which was not in operation during the comparable period in 2000. Total operating expenses for the Rawlings Golf division were $.2 million for the three months ended June 30, 2001.

         Royalty expenses increased $.1 million, or 14%, for the three months ended June 30, 2001 from royalty expenses for the three months ended June 30, 2000. Royalty expenses as a percentage of sales increased to 8% for the three months ended June 30, 2001 from 7% for the three months ended June 30,

2000 as a result of sales under certain licenses being lower than what was required to meet minimum royalty guarantees. The Company has successfully renegotiated lower minimum royalty terms in its Rawlings Golf license and two of its entertainment property licenses. These reductions in royalty minimums will reduce the Company's royalty expense reported under these licenses in 2001. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Note 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

         Marketing expenses increased $.1 million, or 13%, for the three months ended June 30, 2001 from marketing expenses for the three months ended June 30, 2000. Marketing expenses as a percentage of sales increased to 12% for the three months ended June 30, 2001 from 11% for the three months ended June 30, 2000. This increase is attributable to marketing expenses incurred in promoting the Rawlings Golf division. Excluding Rawlings Golf, marketing expenses increased 2% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Other increases in personnel and salary-related items, sample expense, public relations, promotional expense and marketing expense, were offset by declines in retail related expense items such as representative commissions and cooperative advertising. The Company expects to continue an increase in marketing expense attributable to the Rawlings Golf division, as it continues to launch this new division.

         General and administrative expenses increased $.4 million, or 48%, for the three months ended June 30, 2001 from general and administrative expenses for the three months ended June 30, 2000. General and administrative expenses as a percentage of sales increased to 17% for the three months ended June 30, 2001 from 12% for the three months ended June 30, 2000. This increase is primarily attributable to salary-related items and facility costs including utility costs. Four percent of this increase was due to Rawlings Golf related expenses incurred in the support of the launch of this new division.

OTHER INCOME (EXPENSE):

         Interest expense increased by 575% for the three months ended June 30, 2001 from interest expense for the three months ended June 30, 2000. This increase reflects an increase in term loans used to fund the facilities and equipment acquired in the second half of 2000 and the loan used to fund the Rawlings Golf related expansion as further discussed under "Liquidity and Capital Resources". There were no outstanding borrowings under the line of credit for the periods ending June 30, 2001 and June 30, 2000.

         Interest income increased by 6% for the three months ended June 30, 2001, from interest income for the three months ended June 30, 2000. Excess cash is deposited into an interest-bearing depository account. The increase was due to higher average cash during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

INCOME TAX EXPENSE:

         The Company did not record an income tax expense or benefit for the three months ended June 30, 2001 compared to an income tax expense of $173,954 for the prior year period, calculated at an effective tax rate of 40%. The Company's annualized estimated tax benefit for the six months ended June 30, 2001 is $.4 million which is equal to the tax benefit recorded for the three months ended March 31, 2001. Therefore, the Company did not record a tax benefit for the three months ended June 30, 2001.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000:

SALES:

         Sales remained unchanged for the six months ended June 30, 2001 from sales for the six months ended June 30, 2000. For the six months ended June 30, 2001, retail sales were down 19%, entertainment sales were up 11%, teams sales were up 12%, and promotions sales were up 61%, compared to the six months ended June 30, 2000.

During the six months ended June 30, 2001, the Company realized product sales increases in lapel pins (up 134%), playground balls (up 17%) and hockey pucks (up 38%), with offsetting declines in footballs (down 34%), baseballs (down 8%) and basketballs (down 34%) attributed primarily to the decrease in the Company's promotions business, as further discussed below.

GROSS PROFIT:

         Gross profit decreased $.6 million, or 12%, for the six months ended June 30, 2001 from gross profit for the six months ended June 30, 2000. Gross profit as a percentage of sales decreased to 33% for the six months ended June 30, 2001 from 37% for the six months ended June 30, 2000. The decline in the Company's gross margin as a percentage of sales can be attributed primarily to price pressure on the Company's products in the mass merchant, sporting goods, toy specialty and team retail sales channels. In addition, the Company's gross margin was affected by a $.1 million dollar write down of inventory for discontinued and terminated license inventory including XFL and ESPN The Store merchandise. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

         Total operating expenses increased $1.5 million, or 36%, for the six months ended June 30, 2001 from total operating expenses for the six months ended June 30, 2000. Total operating expenses increased to 44% as a percentage of sales as of June 30, 2001 from 32% as of June 30, 2000. The increases are primarily due to the increase in personnel and salary related items, facilities cost, and the new Rawlings Golf division. Total operating expenses for Rawlings Golf division were $.4 million for the six months ended June 30, 2001.

         Royalty expenses increased $.1 million, or 17%, for the six months ended June 30, 2001 from royalty expenses for the six months ended June 30, 2000. Royalty expenses as a percentage of sales increased to 8% of sales for the six months ended June 30, 2001, from 7% for the six months ended June 30, 2000. The increase in royalties as a percentage of sales is due to sales under certain licenses being lower than what was required to meet minimum royalty guaranties. The Company has successfully renegotiated lower minimum royalty terms in its Rawlings Golf license and two of its entertainment property licenses.

         Marketing expenses increased $.4 million, or 24%, for the six months ended June 30, 2001 from marketing expenses for the six months ended June 30, 2000. Marketing expenses as a percentage of sales increased to 15% of sales for the six months ended June 30, 2001 from 12% of sales for the six months ended June 30, 2000. These increases are primarily due to the introduction of the Rawlings Golf division and increases in personnel and salary-related items, trade show and product sample expenses as the Company has expanded its core product lines to increase sales and promote industry recognition. Marketing expenses for Rawlings Golf accounted for half of the increase from the prior year period.

         General and administrative expenses increased $.9 million, or 58%, for the six months ended June 30, 2001 from general and administrative expenses for the six months ended June 30, 2000. General and administrative expenses as a percentage of sales increased to 19% for the six months ended June 30, 2001 from 12% for the six months ended June 30, 2000. This increase is due to increased facility costs including utilities, salary and personnel costs and the cost to establish the Rawlings Golf division. General and administrative expenses for Rawlings Golf accounted for $.1 million of the increase from the prior year period.

OTHER INCOME (EXPENSE):

         Interest expense increased by 352% for the six months ended June 30, 2001 from interest expense for the six months ended June 30, 2000. This increase reflects an increase in term loans used to fund the facilities and equipment acquired in the second half of 2000 and the loan used to fund the Rawlings Golf related expansion as further discussed under "Liquidity and Capital Resources". There were no outstanding borrowings under the line of credit for the periods ending June 30, 2001 or June 30, 2000.

         Interest income decreased by 10% for the six months ended June 30, 2001 from interest income for the six months ended June 30, 2000. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         Income tax benefit was $379,506 for the six months ended June 30, 2001, calculated at an effective tax rate of 26%, as compared to income tax expense of $273,604, calculated at an effective tax rate of 40%, for the prior year period. The total income tax benefit for the year is estimated to be $379,506. The Company's annualized estimated tax benefit for the six months ended June 30, 2001 is $.4 million, which is equal to the tax benefit recorded for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital decreased by $.1 million from December 31, 2001 to June 30, 2001, to a net working capital surplus of $9.8 million.

         Cash and equivalents aggregated $2.5 million at June 30, 2001, a decrease of $.4 million from cash and equivalents of $2.9 million at December 31, 2000. This decrease in cash was the result of the proceeds from a $1.5 million term loan used for Rawlings Golf division startup costs (see discussion below), offset by $.2 million used in purchasing property and equipment, $.1 million used in the payment of capital leases and term loans and $1.6 million used in operations, primarily consisting of a $1.0 million net loss, a $.4 million increase in accounts receivables, a $.2 million increase in other receivables and prepaid expenses, a $.2 million increase in inventory, and a $.1 million decrease in accounts payable and accrued expenses.

         At June 30, 2001, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $2.6 million in the aggregate through 2005, of which $.3 million is due at various times during 2001. Based upon anticipated increases in sales, management expects these guaranteed royalties to be funded from operating cash flows.

         In December 2000, the Company signed a term loan agreement with US Bank National Association (formerly Scripps Bank) ("US Bank") with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company submitted $1.5 million expenses related to the Rawlings Golf division to be financed under the agreement. The Company received, in accordance with the loan, $1.5 million on March 30, 2001. The loan provides for a variable interest rate equal to the Wall Street Journal prime rate. The loan is payable in 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan.

         In January 2001, the Company expanded and extended its one-year credit line with US Bank including an increase in the credit line from $4.0 million to $6.0 million and an extension of the expiration date from April 15, 2001 to July 15, 2001. The assets of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the Wall Street Journal prime rate. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants as of June 30, 2001. There were no outstanding borrowings under the credit line at June 30, 2001 or December 31, 2000. The Company is currently negotiating an extension to its credit line with US Bank and anticipates that the amount of the credit line will be significantly reduced. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line.

         The Company has a $3.0 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate (LIBOR). The Company may choose any rate being charged on any one to twelve month term loan (as of the date money is borrowed from the line) as the base LIBOR. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of June 30, 2001 and December 31, 2000.

         Management believes the Company's existing cash position and credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of 2001.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on June 21, 2001 at the Wyndham Garden Hotel located at 5975 Lusk Boulevard, San Diego, California. The matters considered at the meeting consisted of the following:

         To elect one (1) director of the Company to hold office until the 2004 Annual Meeting of Stockholders and until the election and qualification of his successor. The results of the voting were as follows:

              NOMINEE                     FOR          AGAINST      TOTAL VOTES
              -------                     ---          -------      -----------
              Nicholas A Giordano      3,296,051        40,335       3,336,386

         To increase the number of the Company's shares of common stock reserved for issuance under the Company's 1998 Stock Option Plan (the "Plan") from 700,000 to 800,000 and increase the maximum number of shares for which options may be granted under the Plan in any fiscal year to any one employee from 125,000 to 175,000. The results of the voting were as follows:

                                          FOR          AGAINST      TOTAL VOTES
                                          ---          -------      -----------
              Proposal                 3,152,040       184,346       3,336,386


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)     Exhibits
                10.4(2) Form of Employment Agreement with Scott P. Dickey dated March 28, 2001.

        (b)     Reports on Form 8-K for the three months ended June 30, 2001
                           None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                   FOTOBALL USA, INC
                                      ------------------------------------------
                                                     (Registrant)


Dated: August 14, 2001                BY:   /s/ Michael Favish
                                            ------------------
                                            Michael Favish
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated: August 14, 2001                BY:   /s/ Thomas R. Hillebrandt
                                            -------------------------
                                            Thomas R. Hillebrandt
                                            Senior Vice President and Chief
                                                Financial Officer
                                            (Principal Financial and Accounting
                                                Officer)