Form 10-Q
period 2001-09-30
FOTOBALL USA INC
filed 2001-11-13
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     As of October 31, 2001, the Company had 3,580,033 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets as of September 30, 2001 (Unaudited)
                 and December 31, 2000                                                    3

               Condensed Statements of Operations for the three and nine months
                 ended September 30, 2001 and 2000 (Unaudited)                            4

               Condensed Statements of Cash Flows for the nine months
                 ended September 30, 2001 and 2000 (Unaudited)                            5

               Notes to Condensed Financial Statements (Unaudited)                    6 - 8

     Item 2.   Management's Discussion and Analysis or
                 Plan of Operations                                                  9 - 14

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                               16

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                   September 30,     December 31,
                                                                                       2001             2000
                                                                                    (Unaudited)
                                                                                  --------------    --------------
                                     ASSETS
Current assets
     Cash and equivalents                                                         $    1,469,191    $    2,921,358
     Accounts receivable less uncollectible allowances of
         $181,799 in 2001 and $163,188 in 2000                                         5,992,644         3,277,700
     Other receivables                                                                   340,681           298,559
     Inventories                                                                       4,049,637         4,033,094
     Prepaid expenses and other                                                          509,150           567,275
     Deferred income taxes                                                               729,000           729,000
                                                                                  --------------    --------------
                  Total current assets                                                13,090,303        11,826,986
                                                                                  --------------    --------------

Property and equipment, net                                                            2,240,611         2,229,133
                                                                                  --------------    --------------

Other assets
     Deposits and other                                                                  583,995           752,767
                                                                                  --------------    --------------
                  Total other assets                                                     583,995           752,767
                                                                                  --------------    --------------
                                                                                  $   15,914,909    $   14,808,886
                                                                                  ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long term debt                                            $      736,877    $      178,309
     Current portion of capital leases                                                    98,474           103,494
     Accounts payable and accrued expenses                                             2,111,458         1,647,828
                                                                                  --------------    --------------
                  Total current liabilities                                            2,946,809         1,929,631

Long term liabilities
     Long term debt, net of current portion                                            1,113,280           440,350
     Capital leases, net of current portion                                              162,671           222,498
     Deferred rent                                                                       237,141           234,884
     Deferred income taxes                                                               175,000           175,000
                                                                                  --------------    --------------
                  Total long term liabilities                                          1,688,092         1,072,732
                                                                                  --------------    --------------
                  Total liabilities                                                    4,634,901         3,002,363
                                                                                  --------------    --------------

Stockholders' equity
     Preferred stock, $.01 par value;
         Authorized - 1,000,000 shares; issued and outstanding-none
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,578,033 shares in 2001                                35,797            35,790
     Additional paid-in capital                                                       11,679,776        11,674,877
     Retained earnings/(Accumulated deficit)                                            (435,565)           95,856
                                                                                  --------------    --------------
                  Total stockholders' equity                                          11,280,008        11,806,523
                                                                                  --------------    --------------
                                                                                  $   15,914,909    $   14,808,886
                                                                                  ==============    ==============

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ------------------------------------------------------------
                                                            2001             2000            2001            2000
                                                        ------------------------------------------------------------
Net sales                                               $ 10,817,997    $  7,097,750    $ 23,804,658    $ 20,108,026
Cost of sales                                              6,704,258       4,538,861      15,454,476      12,743,238
                                                        ------------------------------------------------------------
     Gross profit                                          4,113,739       2,558,889       8,350,182       7,364,788
                                                        ------------------------------------------------------------
Operating expenses
     Royalties                                               797,916         605,354       1,809,994       1,474,027
     Marketing                                             1,112,153         743,688       3,058,955       2,312,144
     General and administrative                            1,457,629         984,934       3,867,671       2,514,972
     Depreciation and amortization                           158,219         113,227         457,720         325,737
     Loss from the sale of equipment                            --           125,518            --           125,518
                                                        ------------------------------------------------------------
                  Total operating expense                  3,525,917       2,572,721       9,194,340       6,752,398
                                                        ------------------------------------------------------------
                  Income (Loss) from operations              587,822         (13,832)       (844,158)        612,390
                                                        ------------------------------------------------------------
Other income (expense)
     Interest expense                                        (46,985)        (11,486)       (126,901)        (29,176)
     Interest income                                          17,785          27,017          85,355         102,496
                                                        ------------------------------------------------------------
                  Total other income (expense)               (29,200)         15,531         (41,546)         73,320
                                                        ------------------------------------------------------------
Income (Loss) before income tax                              558,622           1,699        (885,704)        685,710
     Income tax expense (benefit)                             25,225             680        (354,282)        274,284
                                                        ------------------------------------------------------------
Net income (loss)                                       $    533,397    $      1,019    $ (531,422) $        411,425
                                                        ============================================================

Weighted average number of common shares outstanding:
                  Basic                                    3,579,699       3,578,616       3,579,347       3,566,536
                                                        ============================================================
                  Diluted                                  3,723,358       3,715,669       3,579,347       3,744,000
                                                        ============================================================
Net income (loss) per common share:
                  Basic                                 $        .15    $        .00    $       (.15)   $        .11
                                                        ============================================================
                  Diluted                               $        .14    $        .00    $       (.15)   $        .11
                                                        ============================================================

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                     2001              2000
                                                                               --------------    --------------
Cash flows from operating activities
     Net income (loss)                                                         $     (531,422)   $      411,425
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Depreciation and amortization of property and equipment                      472,308           325,736
         Amortization of stock compensation expense                                     3,780            11,992
         Loss on sale of equipment                                                                      125,518
         Provision for doubtful accounts                                              248,300               100
Changes in operating assets and liabilities:
         Accounts receivable                                                       (2,963,244)         (627,211)
         Other receivables                                                            (42,122)         (620,859)
         Inventories                                                                  (16,543)         (503,526)
         Prepaid expenses and other                                                    58,125          (265,827)
         Deferred income taxes                                                           --                --
         Accounts payable and accrued expenses                                        463,630           452,936
         Income taxes payable                                                            --            (121,068)
         Deferred rent                                                                 (5,053)          157,552
         Deferred rent- Amortization                                                    7,309              --
                                                                               --------------    --------------
Net cash used in operating activities                                              (2,304,932)         (653,232)
                                                                               --------------    --------------

Cash flows from investing activities
     Purchase of property and equipment                                              (408,785)       (1,602,684)
     Decrease (Increase) in long-term deposits                                         93,772          (222,782)
                                                                               --------------    --------------
Net cash used in investing activities                                                (315,013)       (1,825,466)
                                                                               --------------    --------------

Cash flows from financing activities
     Proceeds from capitalized leases                                                  15,419            80,737
     Proceeds from term loans                                                       1,500,000           250,000
     Payments of capitalized leases                                                   (80,266)          (58,561)
     Payments of term loans                                                          (268,501)             --
     Proceeds from exercise of stock options                                            1,126            22,758
                                                                               --------------    --------------
Net cash provided (used in) by financing activities                                 1,167,778           294,934
                                                                               --------------    --------------

Net increase (decrease) in cash and equivalents                                    (1,452,167)       (2,183,764)
Cash and equivalents, beginning of period                                           2,921,358         3,797,918
                                                                               --------------    --------------
Cash and equivalents, end of period                                            $    1,469,191    $    1,614,154
                                                                               ==============    ==============

            See accompanying Notes to Condensed Financial Statements

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.   CONDENSED FINANCIAL STATEMENTS

     The condensed balance sheet as of September 30, 2001, the condensed statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal reoccurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2001.

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

     DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with Major League Baseball ("MLB"), National Football League (the "NFL"), various colleges and universities and, to a lesser extent, other licensors including the National Hockey League, The Coca-Cola Company, Warner Bros. Looney Tunes(R) and "Scooby-Doo", MTV Networks' (Nickelodeon) "Rugrats" and "Blue's Clues" characters, Mattel's "Barbie" and Rawlings Golf. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole.

     VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 38% for the three months ended September 30, 2001, an increase from 36% during the prior year period. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales directly to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on various retail sales channels for most of its revenue. The retail channel is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins. Under the Company's Rawlings Golf license, the Company entered the golf product marketplace for the first time in January 2001. Without a history in the golf business, the Company cannot be certain of the gross margins it will realize on its golf product sales. Golf product margins will vary depending on customer acceptance of the Company's initial pricing and changes in manufacturing costs as the Company ramps up production. The overall Company gross margins may vary based on the volume of golf product sales.

     VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from two factors. The first factor was the seasonality of the sporting industry and the effect this has had on the Company's licensed sports product business. The continued introduction of quality product lines involving a diverse group of sports and entertainment-related products has helped to mitigate this seasonality. The second factor, which significantly contributed to prior years' variability of the Company's operations, was its dependence on the promotion business. However, the Company has successfully grown other channels of distribution in the business to help mitigate this variability. For the three months ended September 30, 2001, the Company's retail sales accounted for 35%, entertainment sales accounted for 31%, promotions sales accounted for 25% and team sales accounted for 9% of total sales. Under the Company's new Rawlings Golf license, the Company entered the golf marketplace for the first time in January 2001. The golf club and golf ball markets are generally seasonal due to lower demand in the cold weather months which fall during the Company's first and fourth quarters. Once the Company has fully ramped up its production capabilities, it anticipates that its golf product sales will follow the seasonality of the market.

     KEY CUSTOMERS - One large customer, The Walt Disney Company, accounted for approximately 25% of total sales for the three months ended September 30, 2001, compared to approximately 18% of total sales in the three months ended September 30, 2000.

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

     DEPENDENCE ON SUPPLIERS - In 2000, the Company purchased approximately 88% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased. In May 2000, the United States Congress voted to approve Permanent Normal Trade Relations ("PNTR"--most-favored-nation status) for China. Until China accedes to the World Trade Organization ("WTO"), Congress can vote annually to remove most-favored-nation status. Once China joins the WTO, the PNTR law will take effect. China concluded multilateral negotiations on its accession to the WTO in September 2001. The completion of its accession protocol and Working Party Report will allow its entry into the WTO by the end of 2001. Any conditions imposed by the President of the United States and any legislation in the United States revoking or placing further conditions on China's most-favored-nation status could have a material adverse effect on the cost of the Company's products primarily because products originating from China could be subjected to substantially higher rates of duty.

                               FOTOBALL USA, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

3.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at September 30, 2001 and December 31, 2000:

                                                        September 30,        December 31,
                                                            2001                 2000
                                                      ----------------     ----------------
        Finished goods                                  $ 3,222,562          $ 2,673,041
        Raw material                                      1,716,576            1,845,118
        Less allowance for discontinued inventory          (889,501)            (485,065)
                                                      ----------------     ----------------
           Total                                        $ 4,049,637          $ 4,033,094
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

4.   LINES OF CREDIT

     In July 2001, the Company extended its one-year credit line with U.S. Bank National Association (formerly Scripps Bank) ("US Bank") including an decrease in the credit line from $6.0 million to $2.5 million with an expiration date of December 15, 2001. The accounts receivable of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the Wall Street Journal prime rate. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants as of September 30, 2001. There were no outstanding borrowings under the credit line at September 30, 2001 or December 31, 2000. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line.

5.   COMMITMENTS AND CONTINGENCIES

     DEBT - In December 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company submitted $1.5 million in expenses related to the Rawlings Golf division to be financed under the agreement. The Company received, in accordance with the loan, $1.5 million on March 30, 2001. The loan provides for a variable interest rate equal to the Wall Street Journal prime rate. The loan is payable in 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding adding new license properties, overall sales trends, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2001, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the Company's inability to obtain new licenses and the risk factors listed in the "Disclosure of Certain Significant Risks and Uncertainties" in this report and as listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended, and the Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

RESULTS OF OPERATIONS:

     The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                             THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                                      SEPTEMBER 30,
                                         2001                     2000                     2001                      2000
                                ------------------------------------------------------------------------------------------------
Sales                           $ 10,817,997    100%     $  7,097,750    100%     $ 23,804,658    100%      $ 20,108,026    100%
Cost of Sales                      6,704,258     62         4,538,861     64        15,454,476     65         12,743,238     63
Operating Expenses                 3,525,917     33         2,572,721     36         9,194,340     39          6,752,398     34
Operating Income (Loss)              587,822      5           (13,832)    --          (844,158)    (4)           612,390      3
Interest Expense                     (46,985)    --            11,486     --          (126,901)    --             29,176     --
Interest Income                       17,785     --           (27,017)    --            85,355     --           (102,496)     1
Inc. (Loss) Before Inc. Tax          558,622      5             1,699     --          (885,704)    (4)           685,710      3
Income Tax Exp. (Benefit)             25,225     --               680     --          (354,282)    (1)           274,284      1
Net Income                      $    533,397      5%     $      1,019     --      $   (531,422)    (2%)     $    411,425      2%


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

SALES:

     The Company focuses its sales efforts in five main distribution channels. The retail sales focus is on mass merchants, sporting goods, department stores and other national retailers. The team sales focus is on professional sports teams in every major sports league and minor league baseball. The entertainment sales focus is on entertainment companies such as Disney, Six Flags, Sea World, Universal Studios, Home Shopping Network and Dave and Busters. The promotions sales focus is on corporate premium and promotions business with major quick-serve restaurants and other Fortune 500 companies. The new Rawlings Golf sales focus is on sporting goods and golf specialty retailers.

     Sales increased $3.7 million, or 52%, for the three months ended September 30, 2001 from sales for the three months ended September 30, 2000. The increase in sales was due to an increase in promotion sales (up 255%), entertainment sales (up 91%) and team sales (up 48%), which offset a decrease in retail sales (down 4%). Rawlings Golf generated nominal sales for the three months ended September 30, 2001. The promotions sales were up due to major promotions with a national auto parts retailer and two different major quick-serve restaurants. The entertainment sales were up due to sales to the Disney Store increasing over 200% as a result of the Walt 100 Disney lapel pin promotion. The team sales were up due to MLB and minor league baseball and NBA team sales increasing between 60% and over 200%. Retail sales were down due to decreases in sales to Toys R Us, Wal-Mart and some sporting goods retailers. However, through product mix and cost saving measures, the Company's gross profit on its retail sales was up 3% from the prior year's quarter.

     During the third quarter of 2001, the Company realized product sales increases in pins (up 930%), baseball (up 199%), basketball (up 30%), and footballs (up 18%), with offsetting declines in coins (down 100%), playground balls (down 9%) and soccer balls (down 7%) compared to the third quarter 2000.

GROSS PROFIT:

     Gross profit increased $1.6 million, or 61%, for the three months ended September 30, 2001 from gross profit for the three months ended September 30, 2000. Gross profit as a percentage of sales increased to 38% for the three months ended September 30, 2001 from 36% for the three months ended September 30, 2000. The increase in the Company's gross margin as a percentage of sales can be attributed primarily to larger lapel pin and baseball sales combined with raw material cost savings offset by a $.5 million dollar write-down for discontinued inventory. Excluding the inventory write-down, the Company's gross margin for the three months ended September 30, 2001 was six percentage points higher than the gross margin for the three months ended September 30, 2001. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See
Note 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

     Total operating expenses increased $1 million, or 37%, for the three months ended September 30, 2001 from total operating expenses for the three months ended September 30, 2000. Total operating expenses as a percentage of sales decreased to 33% for the three months ended September 30, 2001 from 36% for the three months ended September 30, 2000. Total operating expenses less expenses based on revenue, including royalties, commissions co-op and bad debt expense, increased by $.5 million or 27% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase in total operating expenses is primarily due to an increase in royalties, personnel and salary related items, facilities cost, higher bad debt reserves and the new Rawlings Golf division, which was not in operation during the comparable period in 2000. Total operating expenses for the Rawlings Golf division were $.2 million for the three months ended September 30, 2001.

     Royalty expenses increased $.2 million, or 32%, for the three months ended September 30, 2001 from royalty expenses for the three months ended September 30, 2000. Royalty expenses as a percentage of sales decreased to 7% for the three months ended September 30, 2001 from 8% for the three months ended September 30, 2000. The Company has successfully renegotiated lower minimum royalty terms in its Rawlings Golf license and two of its entertainment property licenses. These reductions in royalty minimums will reduce the Company's royalty expense reported under these licenses in 2001. As previously noted, the Company is dependent upon its licensing arrangements and their successful renewal (See Note 2, "Notes to Condensed Financial Statements"). To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional license agreements with various organizations and licensors in the future.

     Marketing expenses increased $.4 million, or 50%, for the three months ended September 30, 2001 from marketing expenses for the three months ended September 30, 2000. Marketing expenses as a percentage of sales remained at 10% for the three months ended September 30, 2001 and for the three months ended September 30, 2000. This increase is attributable to sample expense, salary related items and marketing expenses incurred in promoting the Rawlings Golf division. Excluding Rawlings Golf, marketing expenses increased 33% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     General and administrative expenses increased $.3 million, or 31%, for the three months ended September 30, 2001 from general and administrative expenses for the three months ended September 30, 2000. General and administrative expenses as a percentage of sales decreased to 13% for the three months ended September 30, 2001 from 16% for the three months ended September 30, 2000. The increase is primarily attributable to salary-related items and bad debt expense, offset by declines in expenses related to the Company's move to new facilities in 2000. Excluding Rawlings Golf, general and administrative expense increased 27% for the three months ended September 30, 2001 from general and administrative expense for the three months ended September 30, 2000.

OTHER INCOME (EXPENSE):

     Interest expense increased by 309% for the three months ended September 30, 2001 from interest expense for the three months ended September 30, 2000. This increase reflects an increase in term loans used to fund the facilities and equipment acquired in the second half of 2000 and the loan used to fund the Rawlings Golf related expansion as further discussed under "Liquidity and Capital Resources". There were no outstanding borrowings under the line of credit for the periods ending September 30, 2001 and September 30, 2000.

     Interest income decreased by 34% for the three months ended September 30, 2001, from interest income for the three months ended September 30, 2000. Excess cash is deposited into an interest-bearing depository account. The decrease was due to lower average cash balances during the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

INCOME TAX EXPENSE:

     The Company recorded an income tax expense of $25,225 for the three months ended September 30, 2001 calculated at an effective tax rate of 5% compared to an income tax expense of $680 for the prior year period, calculated at an effective tax rate of 40%. The Company's annualized estimated tax benefit for the nine months ended September 30, 2001 is $.4 million calculated at an effective tax rate of 40%.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

SALES:

     Sales increased $3.7 million or 18% for the nine months ended September 30, 2001 from sales for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, promotions sales were up 187%, entertainment sales were up 66%, team sales were up 16%, and retail sales were down 11%, compared to the nine months ended September 30, 2000.

     During the nine months ended September 30, 2001, the Company realized product sales increases in lapel pins (up 78%), playground balls (up 8%), baseball (up 24%) and hockey pucks (up 36%), with offsetting declines in footballs (down 3%), coins (down 2,758%) and basketballs (down 30%) compared to the nine months ended September 30, 2000.

GROSS PROFIT:

     Gross profit increased $1.0 million, or 13%, for the nine months ended September 30, 2001 from gross profit for the nine months ended September 30, 2000. Gross profit as a percentage of sales decreased to 35% for the nine months ended September 30, 2001 from 37% for the nine months ended September 30, 2000. The decline in the Company's gross margin as a percentage of sales can be attributed primarily to increase in football, baseball and pins sales, offset by a $.5 million dollar write down for discontinued inventory. Excluding the inventory write-down, the Company's gross margin for the nine months ended September 30, 2001 was equal to the gross margin for the nine months ended September 30, 2000. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Footnote 2, "Notes to Condensed Financial Statements").

OPERATING EXPENSES:

     Total operating expenses increased $2.4 million, or 36%, for the nine months ended September 30, 2001 from total operating expenses for the nine months ended September 30, 2000. Total operating expenses increased to 39% as a percentage of sales as of September 30, 2001 from 34% as of September 30, 2000. The increases are primarily due to the increase in royalties, personnel and salary related items, facilities cost, bad debt expense and the new Rawlings Golf division. Total operating expenses for Rawlings Golf division were $.6 million for the nine months ended September 30, 2001.

     Royalty expenses increased $.3 million, or 23%, for the nine months ended September 30, 2001 from royalty expenses for the nine months ended September 30, 2000. Royalty expenses as a percentage of sales increased to 8% of sales for the nine months ended September 30, 2001, from 7% for the nine months ended September 30, 2000. Excluding royalties for Rawlings Golf division, the royalty expense as a percentage of sales for the nine months ended September 30, 2001 was equal to the royalty expense as a percentage of sales for the nine months ended September 30, 2000.

     Marketing expenses increased $.7 million, or 32%, for the nine months ended September 30, 2001 from marketing expenses for the nine months ended September 30, 2000. Marketing expenses as a percentage of sales increased to 13% of sales for the nine months ended September 30, 2001 from 11% of sales for the nine months ended September 30, 2000. These increases are primarily due to the introduction of the Rawlings Golf division and increases in personnel and salary-related items, trade show and product sample expenses. Total marketing expenses for the Rawlings Golf division were $.3 million for the nine months ended September 30, 2001.

     General and administrative expenses increased $1.3 million, or 47%, for the nine months ended September 30, 2001 from general and administrative expenses for the nine months ended September 30, 2000. General and administrative expenses as a percentage of sales increased to 16% for the nine months ended September 30, 2001 from 13% for the nine months ended September 30, 2000. This increase is due to increased facility costs including utilities, salary and personnel costs, bad debt expense and the cost to establish the Rawlings Golf division. These expenses were offset by the decline in expenses recognized in 2000 for the relocation of the facilities. General and administrative expenses for Rawlings Golf accounted for $.1 million of the increase from the prior year period.

OTHER INCOME (EXPENSE):

     Interest expense increased by 335% for the nine months ended September 30, 2001 from interest expense for the nine months ended September 30, 2000. This increase reflects an increase in term loans used to fund the facilities and equipment acquired in the second half of 2000 and the loan used to fund the Rawlings Golf related expansion as further discussed under "Liquidity and Capital Resources". There were no outstanding borrowings under the line of credit for the periods ending September 30, 2001 or September 30, 2000.

     Interest income decreased by 17% for the nine months ended September 30, 2001 from interest income for the nine months ended September 30, 2000. Excess cash is deposited into an interest-bearing depository account. The decrease was due to lower average cash balances during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

INCOME TAX EXPENSE:

     Income tax benefit was $.4 million for the nine months ended September 30, 2001, calculated at an effective tax rate of 40%, as compared to income tax expense of $.3 million calculated at an effective tax rate of 40%, for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's net working capital increased by $.2 million from December 31, 2000 to September 30, 2001, to a net working capital surplus of $10.1 million.

     Cash and equivalents aggregated $1.5 million at September 30, 2001, a decrease of $1.4 million from cash and equivalents of $2.9 million at December 31, 2000. This decrease in cash was the result of $2.3 million used in operations, primarily consisting of a $.5 million net loss, a $3 million increase in accounts receivables, and a $.4 million increase in accounts payable and accrued expenses, $.3 million used in purchasing property and equipment and $.3 million used in the payment of capital leases and term loans offset by the proceeds from a $1.5 million term loan used for Rawlings Golf division startup costs (see discussion below).

     At September 30, 2001, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $2.6 million in the aggregate through 2005, of which $.1 million is due at various times during 2001. Based upon anticipated increases in sales, management expects these guaranteed royalties to be funded from operating cash flows.

     In December 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company submitted $1.5 million in expenses related to the Rawlings Golf division to be financed under the agreement. The Company received, in accordance with the loan, $1.5 million on March 30, 2001. The loan provides for a variable interest rate equal to the Wall Street Journal prime rate. The loan is payable in 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan.

     In July 2001, the Company extended its credit line with US Bank, including a decrease in the credit line from $6.0 million to $2.5 million with an expiration date of December 15, 2001. The accounts receivable of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. Borrowings under the credit line bear interest at the Wall Street Journal prime rate. The credit line contains financial covenants requiring the Company to maintain minimum net worth levels, minimum working capital and debt to equity ratios. The Company is in compliance with the covenants as of September 30, 2001. There were no outstanding borrowings under the credit line at September 30, 2001 or December 31, 2000. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line.

     The Company has a $3.0 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited at an interest rate of 1.75% above the London Interbank Offering Rate ("LIBOR"). The Company may choose any rate being charged on any one to twelve month term loan (as of the date money is borrowed from the line) as the base LIBOR. Any borrowing under the line of credit, which is used solely to collateralize the issuance of stand-by letters of credit to manufacturers, are required to be secured by cash collateral deposited with Merrill Lynch equal to the credit outstanding. The line of credit extends until December 10, 2001. There was no borrowing under the line of credit as of September 30, 2001 and December 31, 2000.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              10.10(10)     Loan Agreement dated July 15, 2001 between Fotoball
                            USA, Inc. and U.S. Bank National Association.

         (b)  Reports on Form 8-K for the three months ended September 30, 2001
                            None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOTOBALL USA, INC
                               --------------------------------------
                                            (Registrant)

Dated: November 13, 2001       BY:  /s/ Michael Favish
                                    ------------------
                               Michael Favish
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)

Dated: November 13, 2001       BY:  /s/ Thomas R. Hillebrandt
                                    -------------------------
                               Thomas R. Hillebrandt
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)