Form 10-K
period 2001-12-31
FOTOBALL USA INC
filed 2002-03-28
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

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

                           Yes [X]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 2001 were 31,796,813.

     The aggregate market value of the Issuer's Common Stock held by non-affiliates, computed by reference to the close price of such stock, as of March 15, 2002, was $14,928,738.

     As of March 15, 2002, the Company had 3,580,033 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements regarding increases in sales, adding product lines, adding new license properties, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2002, the Company's ability to renew expiring license agreements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the risk factors listed in Part I, Item 1, Part II, Item 7 and the "Disclosure of Certain Significant Risks and Uncertainties" included in the Notes to Financial Statements in this report and as listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Fotoball USA, Inc., a Delaware corporation (the "Company"), manufactures and markets souvenir and promotional products. Four separate sales groups sell the Company's products and services into distinct markets. Fotoball Sports services national and regional retailers; Fotoball Entertainment Marketing services entertainment destinations such as theme parks, resorts, restaurants and casinos; Fotoball Promotions develops custom programs for Fortune 500 companies; and Fotoball Sports Team supports the retail needs of professional sports franchises and concessionaires across the nation. The Company currently holds licenses with Major League Baseball ("MLB"), the National Football League ("NFL"), the National Hockey League ("NHL"), hundreds of National Collegiate Athletic Association ("NCAA") colleges and universities, Warner Bros. "Looney Tunes(R)" and "Scooby Doo", Marvel's "Spiderman", "Incredible Hulk" and "Xmen", Nickelodeon's "Blue's Clues", Mattel's "Barbie" and The Coca-Cola Company.

     The Company sells similar types of products to four different types of customers: retail, entertainment, team and promotions. The Company employs creative design and product development people to design and develop the Company's products. In general, the Company's retail, team and promotions sales are products sold under various license agreements. The majority of the Company's entertainment sales and a portion of the promotions sales are not subject to license agreements and therefore do not have associated royalty expense. The Company is restricted by its licensing agreements as to the type of products, territory and in some cases, type of customer it can sell under each license. The Company sells a wider variety of products when not subject to a licensing agreement.

     The Company's retail sales represents a customer base of national, regional and local retailers, including selected department stores and mass merchants (such as Target, Wal-Mart, Toys "R" Us and Sears), airport concessionaires, various licensed sports specialty and sporting goods chains (such as The Sports Authority, Gart Sports Company, Champs, Modell's Sporting Goods and Dick's Sporting Goods) and various consumer catalogs.

     The Company's team sales customers include professional sports teams and stadium concessionaires (such as Aramark and Volume Services) from the NFL, MLB, Minor League Baseball, the NHL, the National Basketball Association ("NBA") and the Arena Football League ("AFL").

     The Company's entertainment sales customers include entertainment related companies with retail sales operations such as The Walt Disney Company, Paramount, Six Flags and Busch Gardens theme parks, QVC, Home Shopping Network, Sports Illustrated, Dave and Buster's and Hard Rock Cafe.

     The Company's promotion customers include large companies such as Kraft, General Mills, Bank of America, McDonalds and Carl's Jr., which companies purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of sports teams and leagues.

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

PRODUCTS

     The Company offers a variety of custom-imprinted sports and non-sports products across a broad range of price points. The Company currently markets over 500 custom-imprinted sports and non-sports related products with general wholesale prices ranging from approximately $1.00 to $19.95 per item. The following is a description of each of the Company's main product lines:

  Baseball:

     The Company uses a synthetic leather, official size and weight baseball, as well as a synthetic leather, composite core jumbo baseball, on which it prints or embosses various images. The baseball product line includes baseballs featuring a player's image and statistics, embroidered baseballs, logo team baseballs featuring logos of MLB and minor league baseball teams (collectively "Professional Baseball"), mini-glove and baseball gift sets, specialty baseballs including glow in the dark baseballs, medallion logo baseballs and Softee(R) soft vinyl polyester filled baseballs licensed by Professional Baseball, colleges and universities and several entertainment properties and promotional baseballs custom-printed and used for promotions.

  Football:

     The Company uses a synthetic leather football in a variety of sizes and finishes. The football product line includes Teamball TM and the NFL Player Fotoball(R), mini-footballs featuring NFL team logos and full color images of NFL players, official size footballs and Sofgrip(TM) footballs featuring university or college logos, NFL Souvenir official size footballs featuring team and Super Bowl logos and NFL marks produced in limited edition, performance/official size footballs featuring color images for specialty retailers such as The Walt Disney Company and promotional full-size, Sofgrip(TM) and miniature footballs custom-printed and used for promotions.

    Basketball:

     The Company uses a basketball with a high-grade synthetic leather finish on six panels and white synthetic leather on two panels for its official size and miniature basketballs. The Company uses an official size basketball constructed of vulcanized rubber and an official size basketball constructed of synthetic leather for its brand licensed and college product line. The basketball product line includes University Teamball(R) made from synthetic leather, both full and youth-size vulcanized rubber basketballs featuring a full-color image of a university or college logo and nickname, NBA team logo ball featuring full-color logos of several NBA teams sold to individual teams for exclusive sale by the respective team within the arena, basketball hoop sets with backboards featuring college logos combined with a mini-basketball, performance/official size basketballs featuring full-color images for specialty retailers and promotional basketballs in all sizes made primarily from vulcanized rubber featuring graphic designs of team, college or corporate logos for promotions.

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

  Playground Ball:

     The Company uses a soft vulcanized rubber ball in various sizes for its entertainment-related licensed products such as for Warner Bros. Looney Tunes(R) and "Scooby Doo" and Nickelodeon's "Blue's Clues" characters. The Company uses an 8-inch playground ball for its MLB team logo playground ball featuring all MLB teams, as well as for its NFL team logo playground ball featuring all NFL teams.

  Softee(R) Sports Products:

     The Company uses polyester-filled soft vinyl for its Softee(R) sport balls. The Softee(R) product line includes a miniature bat and baseball set with MLB and entertainment property logos, a Teamball(R) basketball featuring college and minor league team logos and promotional miniature footballs and baseballs custom-printed and used for promotions.

  Coins:

     The Company uses fully minted solid metal coins with an industry first printed metal insert custom manufactured for its entertainment customers and used for corporate promotions and programs.

  Bobblehead:

     The Company offers a hard polymer doll figure with a moveable head in sizes up to 8" high. The Company also plans in 2002 to offer a version of the bobblehead doll under the brand Pencil Bobbers(TM) that can be attached to the end of a pen or pencil. The bobblehead line features sports and entertainment figures. The bobbleheads are currently being offered through corporate promotions and will begin to be offered to our entertainment and retail customers in 2002.

  Plastic Souvenir Helmets:

     The Company plans to offer a line of souvenir baseball cap style helmets made of injection molded plastic in full size for wear, and mini concession size to be used as food containers. The souvenir helmets will initially be sold under the Company's MLB license to team and retail customers.

PRODUCT WARRANTIES

     In general, the Company does not offer warranties for its products. The Company does warrant to certain promotional customers that its products comply with various consumer product safety laws, are of merchantable quality and are safer for their intended use. A high rate of defective or broken products may adversely affect the Company's image and sales performance in the marketplace.

LICENSE AGREEMENTS

     More than 50% of the Company's sales are based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with MLB, the NFL, various NCAA colleges and universities and, to a lesser extent, other licensors include the NHL, The Coca-Cola Company, Warner Bros. Looney Tunes(R) and "Scooby-Doo", MTV Networks' (Nickelodeon) "Blue's Clues" characters, Mattel's "Barbie" and Marvel Entertainment's "Spiderman," "Incredible Hulk" and "X-Men" characters. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole. The following is a brief description of the Company's material license arrangements with its licensors:

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

     The Company was granted by the Major League Baseball Players Association ("MLBPA") the non-exclusive right to utilize in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likeness, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into commercial agreements with the MLBPA. The term of the license extends through December 31, 2000 with two renewal periods from January 1, 2001 to December 31, 2001 and from January 1, 2002 to December 31, 2002. The Company has renewed its license for 2002. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreements with the MLBPA upon acceptable terms at its expiration.

     The Company was granted by Major League Baseball Properties, Inc. ("MLBP") the non-exclusive right to utilize in the United States the names, symbols, logos and other similar or related identification of "MLBP." The term of the license extended through December 31, 2001. The Company is currently negotiating with MLBP to renew the license through December 31, 2003. The Company continues to sell MLBP licensed merchandise and fully expects that it will sign a new license agreement with MLBP. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreement with the MLBP upon acceptable terms.

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

     In December 2000, the Company entered into a five-year license agreement, beginning January 1,

2001, with two five-year renewal terms, with Rawlings Sporting Goods Company Inc. ("Rawlings") for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name. The Company paid a one-time licensing fee of $500,000, and was obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. The Company gave Rawlings a termination notice in November 2001 and has negotiated a final minimum royalty fee of $100,000 to be paid in four equal installments during 2002.

     Historically, the Company's material licenses have been renewed by its licensors. Although the Company believes it will be able to renew its licenses upon their expiration, there can be no assurance that such renewal can be obtained on terms acceptable to the Company. The inability of the Company to renew existing licenses and/or acquire additional licenses could have a material adverse effect on the Company's sales and earnings.

GROSS MARGINS

     The Company realized gross margins of 37% for the year ended December 31, 2001, an increase from 36% during the year ended December 31, 2000 and a decrease from 41% during the year ended December 31, 1999. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales direct to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on various types of retail customers for most of its revenue. The mass merchant retail business and promotion business is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins.

SEASONALITY

     The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from it sports license sales focused on the fall and winter, the retail industry's holiday shopping season and the timing of various large promotions. The Company has successfully grown its various retail distribution channels to help mitigate the variability caused by the promotions business. However, as the Company continues to attempt to grow its promotions business, the potential for significant quarter-to-quarter variability in revenue still exists as the Company produces larger and larger promotions.

SALES CONCENTRATION

     One large customer, The Walt Disney Company, accounted for approximately 26%, 20% and 25% of total sales in 2001, 2000 and 1999 respectively. No other customer accounted for more than 10% of the total sales in 2001, 2000 or 1999.

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

COMPETITION AND TECHNOLOGICAL CHANGE

The promotion and sports related retail businesses are highly competitive, diverse and constantly changing. The Company experiences substantial competition in most of its product categories from a number of companies, some of which have greater financial resources, marketing and manufacturing capabilities than the Company. The Company's competitors include: Rawlings, Franklin Sports Inc. ("Franklin"), Baden Sports Inc. ("Baden"), Wilson Sporting Goods Co. ("Wilson") Spalding Sports Worldwide, Inc. ("Spalding"), Hedstrom Corporation ("Hedstrom") and Inglasco Corp Ltd. ("Inglasco").

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

     The licensed sports-related product industry differentiates itself from other industries in that the licensors control the extent of competition among licensees and typically do not grant exclusive licenses. Generally, licensors allow vendors to use licensed products under non-exclusive license agreements and such licensors may license more than one vendor in a particular product line. Although the Company has been successful in obtaining and renewing such licenses and in being the sole vendor of certain licensed product lines, there can be no assurance that other competitors will not obtain competing licenses to sell the same or similar products in the future. The Company competes directly with Franklin, Baden, Hedstrom and Wilson in the recreational vulcanized rubber sports ball business . The Company also competes directly with Rawlings in the team logo baseball business and for certain promotional baseball programs, as noted below.

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

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

     Fotoball(R) is a registered trademark of the Company. The Company believes that Fotoball(R) is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses trademarks, such as Teamball(TM), Fotopuck(TM), Dunk This(TM) and Heads Up(TM), which are registered with the U.S. Patent and Trademark Office. The Company has applied for trademarks with the U.S. Patent and Trademark Office for Lil Bobbers and Pencil Bobbers. The Company considers the Fotoball(R) trademark to be material to its business.

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

EMPLOYEES

     As of March 1, 2002, the Company employed 123 persons, all on a full-time basis, including 7 in executive positions, 11 in sales, 12 in graphic production, 42 in administrative support positions and 51 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company's relationship with its employees is satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS

     Jeff Kull Construction Development v. Fotoball USA, Inc. and Michael Favish. In February 2001, plaintiff filed a lawsuit in the Superior Court of The County of San Diego against the Company and its CEO claiming breach of contract and failure to pay fees related to the construction of tenant improvements on the Company's headquarters. The Company filed a cross-complaint against plaintiff claiming damages as a result of plaintiff's failure to perform its obligations as general contractor. In February 2002, the Company and plaintiff settled the dispute out of court. The Company treated the loss as a capitalized expenditure as part of the cost of the tenant improvements for the Company's headquarters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

                                           Symbol                 High                   Low
                                      ------------------    ------------------    ------------------
Common Stock:                         (FUSA)
     1999
         First quarter                                            $ 4.38                $ 3.13
         Second quarter                                           $ 5.88                $ 3.44
         Third quarter                                            $ 7.25                $ 3.53
         Fourth quarter                                           $ 8.91                $ 5.63
     2000

         First quarter                                            $ 6.56                $ 4.63
         Second quarter                                           $ 5.00                $ 3.25
         Third quarter                                            $ 4.25                $ 3.13
         Fourth quarter                                           $ 3.00                $ 1.13
     2001

         First quarter                                            $ 2.13                $ 1.05
         Second quarter                                           $ 2.75                $ 1.25
         Third quarter                                            $ 3.10                $ 1.51
         Fourth quarter                                           $ 3.60                $ 2.95

     On March 16, 2002, there were approximately 83 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,379 beneficial owners of the Common Stock.

     The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                        2001          2000            1999          1998           1997
Statements of operations
    Net sales                       $ 31,796,813   $ 26,929,330   $ 28,690,211   $ 19,147,728   $ 12,176,780
    Income (loss) from continuing
    operations                      $    123,444   $    179,271   $  2,646,066   $    597,874   $ (2,796,932)
Per share from cont. ops
    Basic                           $        .03   $        .05   $        .88   $        .22   $      (1.04)
    Diluted                         $        .03   $        .05   $        .83   $        .22   $      (1.04)
Balance sheets
    Total assets                    $ 17,000,488   $ 14,808,886   $ 13,827,878   $  7,894,609   $  6,577,406
    Total debt                      $  1,945,061   $    944,651   $    406,937   $    250,476   $    320,112
    Stockholders equity             $ 10,821,411   $ 11,806,523   $ 11,588,721   $  5,888,505   $  5,267,906

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999:

     The following table sets forth certain operating data (in whole dollars and as a percentage of the Company's sales) for the years ended December 31, 2001, 2000 and 1999:


                                         2001           %         2000           %        1999         %
                                      ------------     ---    ------------      ---   ------------    ---
Sales                                 $ 31,796,813     100    $ 26,929,330      100   $ 28,690,211    100
Cost of sales                           20,164,421      63      17,241,579       64     16,922,249     59
Gross profit                            11,632,392      37       9,687,751       36     11,767,962     41
Operating expenses                      11,474,951      36       9,517,331       35      8,939,658     31
Operating income                           157,441       1         170,420        1      2,828,304     10
Interest expense                            96,036      --          32,249       --        120,711     --
Interest income                            104,039      --         127,100       --         51,473     --
Income before income tax                   165,444       1         265,271        2      2,759,066     10
Income tax expense                          42,000      --          86,000       --        113,000     --
Income from continuing operations          123,444      --         179,271        1      2,646,066      9
Loss on discontinued operations net
    of tax benefit                        (484,650)      2              --       --             --     --
Loss on disposal of discontinued
    operations net of tax benefit         (629,376)      2              --       --             --     --

Net income (loss)                     $   (990,582)     (3)   $    179,271        1   $  2,646,066      9

CRITICAL ACCOUNTING POLICIES

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

     In order to determine the value of the Company's account receivable, the Company makes allowances for estimated bad debts based on a variable percentage applied by credit risk, for other uncollectible amounts including estimated chargebacks and volume discounts based on type of customer and applicable customer agreements and for estimated sales returns based upon actual return rates. The Company treats bad debts and other uncollectible amounts as operating expenses and volume discounts as a reduction in revenue. If the credit worthiness or payment experience of the Company's customers deteriorates significantly, it could cause the Company to revise its allowance estimates, which would have a negative impact on the profitability of the Company.

     Effective for its fiscal year beginning January 1, 2002, the Company will adopt new accounting pronouncements that require certain sales incentives, slotting fees and cooperative advertising expenses to be classified as reductions to revenue rather than as expenses. Had the Company chosen early adoption of these pronouncements for the year ended December 31, 2001, revenue would have been reduced by $162,000 and operating expenses would have been reduced by $162,000. There will be no impact to the Company's net income/(loss) as a result of the adoption of these pronouncements. The Company estimates cooperative advertising fees as a percentage of sales in accordance with its various cooperative advertising agreements. If the Company is required to significantly increase the amount of cooperative advertising to remain competitive in the marketplace, it could have a negative impact on the Company's gross margin. The Company believes that, in general, increases in cooperative advertising allowances will lead to higher sales and more than offset the negative impact on the gross margins.

     Inventories have been valued at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products. These products usually include products that are dated and produced for special promotional events, such as Super Bowls, Final Four college tournaments and World Series, products that are produced under licenses that have been terminated or products with low turnover rates. The difference between the market value of products and their cost is included in the reserve allowance. Additions to the reserve allowance are treated as costs of sales. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the reserve allowance. If the Company is unable to reasonably forecast customer demand for its products, it may cause the Company to write-down larger than usual amounts of excess inventory that becomes obsolete or discontinued, which would have a negative impact on the profitability of the Company.

2001 VS. 2000

SALES:

DISTRIBUTION CHANNEL

                                  2001             2000              1999
                                % Sales          % Sales           % Sales
                              -------------    --------------    -------------
Retail                            37%               48%              40%
Entertainment                     36%               31%              38%
Team                              14%               13%              10%
Promotion                         13%               8%               12%

     Sales increased $4.9 million, or 18%, for the year ended December 31, 2001 from sales for the year ended December 31, 2000. Retail sales for 2001 decreased by 8% from 2000. The decrease was due to a decrease in sales to toy specialty, distributor and department stores. This decrease was partially offset by increases in sales to certain mass merchant and sporting goods customers. The Company anticipates retail sales growth in 2002 from mass merchant and sporting goods customers.

     Entertainment sales for 2001 increased 36% from 2000. The increase was primarily due to a 29% increase in sales to The Walt Disney Company for 2001. A decrease in 2001 sales to other theme parks was offset by increases in sales to restaurant and direct response retail customers. The Company anticipates entertainment sales growth in 2002 from The Walt Disney Company, restaurant and other entertainment destination customers. The Company has supplied product for an annual promotion for the Disney Store in 2001, 2000 and 1999. The inability of the Company to secure another promotion for the Disney Store in 2002 would significantly impair the Company's ability to achieve sales increases over 2001 with The Walt Disney Company.

     Team sales for 2001 increased 27% from 2000. The increase was due to sales increases to all professional league teams and concessionaires except for the NFL sales, which were down from 2000. MLB and Minor League Baseball sales were up 30% and 45%, respectively, for 2001 and had the largest dollar increases in sales.

     Promotion sales for 2001 increased 94% from 2000. The increase was due to promotions in 2001 with a national auto parts retailer and two different major quick-serve restaurants. The Company has experienced an increase in both the number and size of its promotions. The Company anticipates this trend will continue in 2002; however, due to the timing of large promotional sales, there can be significant quarterly fluctuations in sales.

     The possibility exists for a MLB player's strike sometime in the 2002 season. Such a strike would have an adverse effect on the Company's team and retail and promotions sales and would significantly impair the Company's ability to achieve sales increases over 2001 in those areas.

PRODUCT LINE SALES

                                  2001             2000              1999
                                % Sales          % Sales           % Sales
                              -------------    --------------    -------------
Football                          28%               33%              39%
Baseball                          21%               20%              20%
Basketball                         9%               13%              13%
Lapel pins                        17%               5%               18%
Playground balls                  13%               13%               5%
Soccer/volleyball                  6%               8%                3%
Coins                             --                5%               --
Other                              6%               3%                2%
                              -------------    --------------    -------------
Total                             100%             100%              100%
                              =============    ==============    =============

     During 2001, the Company realized product sales increases when compared to 2000 of lapel pins (324%), baseballs (24%) and playground balls (19%). This growth was offset by declines in the sales of footballs (1%), soccer (14%), basketball (21%) and coins (percentage is not meaningful since sales only occurred in 2000).

GROSS PROFIT:

     Gross profit increased 20% for the year ended December 31, 2001 from gross profit for the year ended December 31, 2000. Gross margins as a percentage of sales increased to 37% in 2001 from 36% in 2000. The Company's gross margins as a percentage of sales increased from 2000 to 2001 due primarily to a differing product mix, including an increase in lapel pin sales from the prior year, which carried higher than average gross margins when compared to footballs, baseballs and the other products. The increase in lapel pin and baseball sales in combination with raw material cost savings was offset by a $.6 million increase from 2000 to 2001 in write downs of discontinued and obsolete inventory. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See
Part I, Item 1. "Description of Business"). The Company anticipates that, with its planned product mix and lower raw material costs, it will be able to sustain gross margin levels in 2002 at or above the 2001 gross margin level.

OPERATING EXPENSES:

     Total operating expenses increased 21% for the year ended December 31, 2001 from total operating expenses for the year ended December 31, 2000. Operating expenses as a percentage of sales increased to 36% in 2001 from 35% in 2000. Operating expenses increased in absolute terms due to an increase in royalty expense, personnel and salary expenses and a full year of facilities costs for the new building in 2001 versus a partial year in 2000.

     Royalty expense increased 16% for the year ended December 31, 2001 from royalty expense for the year ended December 31, 2000 due to the increase in overall sales. Royalty expense, as a percentage of sales, was the same in both 2001 and 2000 (7%). The Company expects that, in absolute terms, royalty expense will increase in 2002 due to an increase in sales. To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional product categories with existing licensees and new license agreements with various organizations in the future.

     Marketing expenses increased 16% for the year ended December 31, 2001 from marketing expenses for the year ended December 31, 2000. Marketing expenses as a percentage of sales remained at 12% for both years. The increase in absolute figures reflects increases in personnel and salary expenses, show expenses, sample expenses and marketing and sales incentive programs. The Company anticipates that its marketing expenses, as a percentage of sales, will remain constant in 2002 from 2001.

     General and administrative expenses increased 31% for the year ended December 31, 2001 from general and administrative expenses for the year ended December 31, 2000. General and administrative expenses as a percentage of sales increased to 16% in 2001 from 14% in 2000. General and administrative expenses increased in absolute terms in 2001 from 2000 due in part to increases in salary-related expenses, bad debt expense and facilities expense based on a full year of occupation in the current facilities in 2001 versus six months in 2000. The Company anticipates that its general and administrative expenses, as a percentage of sales, will remain constant in 2002 from 2001.

OTHER INCOME (EXPENSE):

     Interest expense was $96,036 for the year ended December 31, 2001, a increase of $63,787 from interest expense of $32,249 for the year ended December 31, 2000 due to the Company's $.4 million term loan in December 2000 and $1.5 million term loan in March 2001. As of December 31, 2001 and December 31 2000, there were no borrowings under the credit line.

     Interest income was $104,039 for the year ended December 31, 2001, a decrease of $23.061 from interest income of $127,100 for the year ended December 31, 2000. This decrease is due to the Company's lower average cash balances available for investment and lower interest rates in 2001 as compared to 2000. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

     The effective tax rate on income from continuing operations for the year ended December 31, 2001 was 25% as compared to 32% for the year ended December 31, 2000. Income tax benefits recognized during 2001 relate primarily to the net operating loss generated by the discontinued Rawlings Golf operations.

2000 VS. 1999

SALES:

     Sales decreased $1.8 million or 6% from sales for the year ended December 31, 2000 from the sales for the year ended December 31, 1999. Retail sales for 2000 increased by 12% from 1999. The increase was due to increased sales to toy specialty stores and mass merchants.

     Entertainment sales for 2000 decreased 22% from 1999. The decrease was primarily due to a decrease in sales to The Walt Disney Company for 2000.

     Team sales for 2000 increased 18% from 1999. The increase was primarily due to sales increases from new baseball stadiums.

     Promotion sales for 2000 decreased 38% from 1999. The promotion sales decrease was due primarily to a general decline in the number and size of corporate promotions in 2000 compared to 1999.

     During 2000, the Company realized product sales increases of soccer balls (195%), playground balls (133%) and coins (growth percentage is not meaningful, as 2000 was the first year of coin sales). This growth was offset by declines in the sales of baseballs (8%) and lapel pins (75%).

GROSS PROFIT:

     Gross profit decreased 18% for the year ended December 31, 2000 from gross profit for the year ended December 31, 1999. Gross margins as a percentage of sales for 2000 decreased to 36% from 41% for 1999. The decline in the Company's gross margins as a percentage of sales can be attributed primarily to product mix including a decrease in lapel pin sales from 1999, which carried higher than average gross margins, and an increase in playground and soccer balls in 2000, which sell at lower margins than some of the Company's other products.

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

     On July 31, 2000 the Company relocated its headquarters to 6740 Cobra Way, San Diego CA. As a result of the relocation, the Company incurred one-time relocation expenses of $64,024 and a loss of $122,541 on the sales of equipment and write-off of tenant improvements.

OTHER INCOME (EXPENSE):

     Interest expense decreased $88,462 and interest income increased $75,628 between the years ended December 31, 2000 and 1999, due to the Company not utilizing its revolving line of credit during 2000. The interest income increased due to the Company's average cash balance available for investment being higher in 2000 than 1999.

INCOME TAX EXPENSE:

     The effective tax rate for the year ended December 31, 2000 was 32% as compared to 4% for the year ended December 31, 1999. Income tax benefits recognized during 1999 relate primarily to the elimination of a deferred tax valuation allowance established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. As of December 31, 1999, the Company had utilized all of its available net operating loss carryforward from prior years. Had the Company been taxed at a combined Federal and state effective tax rate of 32% in 2000 and 1999, then proforma diluted earnings per share for 1999 would have been $.59.

DISCONTINUED OPERATIONS

     In December 2000, the Company entered into an agreement with Rawlings for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name beginning January 1, 2001. In January 2001, the Company established a new Rawlings Golf division to design, develop, manufacture and market golf products under the Rawlings brand name. On November 13, 2001, the Company made the decision to terminate its license with Rawlings and discontinue its Rawlings Golf operations. Revenue and expenses incurred from January 2001 to November 13, 2001 have been included in the loss on discontinued operations, net of a tax benefit of $245,000. The majority of this loss was the result of sales and marketing costs and travel costs incurred to launch this division. Loss on disposal of discontinued operations includes costs from the termination of the licensing agreement with Rawlings, including the write-off of the remaining unamortized global rights fees, unamortized minimum royalties, inventory and terminal rights fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net working capital remained constant at $9.9 million between the years ended December 31, 2001 and 2000.

     Cash flow provided by operations increased $1.8 million in 2001 from cash provided by operations in 2000. This increase was primarily the result of increases in customer deposits, accounts payable and accrued expenses and a decrease in inventory offset by a decrease in net income and a increase in accounts receivable. The increase in customer deposits resulted from a down payment for a large promotion project expected to be completed in the first half of 2002 (see below). Inventory decreased in 2001 due to the write-down and liquidation of discontinued or obsolete inventory and higher inventory turnover. Accounts receivable increased in 2001 due to higher sales in the fourth quarter 2001 than the fourth quarter 2000.

     Days sales outstanding, calculated on a quarterly basis, improved 3% over 2000. Inventory turns, calculated on an annual basis, improved 65% over 2000 due to the liquidation of discontinued and obsolete inventory and a reduction in inventory stocking levels.

     Cash and equivalents were $5.8 million at December 31, 2001, an increase of $2.9 million from approximately $2.9 million of cash and equivalents at December 31, 2000. This increase in cash was primarily due to the increase in customer deposits and lower purchases of inventory as noted above.

     In February 2002, the Company extended its credit line with US Bank to May 15, 2002 and combined two outstanding term loans with US Bank into a single term loan. The credit line extension includes a decrease in the credit line from $2.5 million to $2.0 million and an increase in the interest rate from the US Bank prime rate to the US Bank prime rate plus 1%. The accounts receivable of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. The term loans combined were a 48-month note with a 9.5% interest rate dated June 13, 2000 for $250,000 and 36-month note dated August 9, 2000 with a 9.5% interest rate for $400,000. The term loans were combined into a single term loan with a variable interest rate of US Bank prime rate plus 1% to be fully amortized over 24 months and due October 1, 2003. The loan agreement contains financial covenants applicable to the credit line and outstanding term loans requiring the Company to maintain a minimum net worth of $9.75 million, minimum working capital of $7 million, a minimum current ratio of 2 to 1 and a maximum debt to equity ratio of .75 to 1. The Company is in compliance with the covenants as of December 31, 2001. There were no outstanding borrowings under the credit line at December 31, 2001 or December 31, 2000. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. Both the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line.

     In December 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective December 19, 2000 through March 30, 2001. During this period the Company submitted expenses related to the Rawlings Golf division of $1,500,000 which were financed under the agreement. On March 30, 2001, the amount advanced was converted to a term loan. The loan provides for a variable interest rate equal to the "Wall Street Journal" prime rate. Interest only payments were paid on January 30, 2001, February 28, 2001 and March 30, 2001 followed by 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2004. The Company's receivables, inventory, equipment and furniture collaterialize the loan.

     The Company had a $3.0 million line of credit facility (the "facility") with Merrill Lynch International Bank Limited which was used solely to collateralize the issuance of stand-by letters of credit to manufacturers. The facility expired on December 10, 2001 and the Company did not renew the facility. There were no borrowings under the facility as of December 31, 2001 and 2000.

     For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $.6 million, which will be used to purchase additional computer systems and product molds.

     The following table summarizes future contractual obligations of the
Company:

                                                             Payments due by period
                              --------------------------------------------------------------------------------------

                                                  Less than      ---------------  ---------------   ---------------
                                  Total            1 year           1-3 years        4-5 years       After 5 years
                              ---------------  ----------------  ---------------  ---------------   ---------------
     Long-term debt(1)          $ 1,668,672      $   763,634      $    905,038    $          --     $          --
     Capital leases                 322,589          113,434           193,869           15,286                --
     Operating leases             8,942,780          984,773         3,096,907        2,178,008         2,683,092
     Royalties                    1,638,500          981,000           657,500               --                --
                              ---------------  ----------------  ---------------------------------  ----------------
     Total contractual
     cash obligations           $12,572,541      $ 2,842,841      $  4,853,314      $ 2,193,294       $ 2,683,092
                              ===============  ================  ================ ================  ================

         (1) Principle payments only. Subject to financial covenants noted above and includes the impact of the February 2002 term loan combination noted above.

     The Company has recently been able to fund its continuing operations from cash flow from operations and has not accessed its line of credit since 1999. The nature of the promotions business leads to large individual orders that require the up front purchase of large amounts of inventory. The Company has successfully negotiated payment terms with its promotions customers allowing for deposits to help fund the cost of inventory and avoid the need to access its line of credit. There can be no guarantee that the Company will be able to continue negotiating deposits with its promotions customers. In addition, significant increases in retail sales may require the purchase of additional inventory to meet the short turn around times required by large retail customers. The Company believes it will be able to extend its line of credit beyond May 15, 2002; however, its inability to do so or to obtain short-term financing from other sources may impact its ability to meet increases in demand for its products and fulfill large promotion orders.

     Management believes that the Company's existing cash position, ability to extend its credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through 2002.

2002 OUTLOOK

     The Company anticipates increases in retail, entertainment, team and promotion sales in 2002 with the largest increase coming from promotion sales. Due to the increasing size of individual promotions and timing of those promotions, the Company may experience significant quarterly fluctuations in promotion sales. The Company has acquired new licensing rights for 2002 through new agreements and the expansion of existing agreements to replace and expand upon licensing rights held in 2001.

     With its planned product mix and lower raw material costs, the Company anticipates that it will be able to sustain gross margin levels in 2002 at or above the 2001 gross margin level. The Company further anticipates that it will be able to keep operating expenses in 2002 at the same percentage of sales as 2001. The combination of increased sales, equal to or higher gross margins and proportionately equal operating expenses is expected to lead to higher profits in 2002 over 2001.

     There can be no assurance given that the Company will be able to successfully increase its sales or income in 2002. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

     o The ability of the Company to maintain its retail division sales by maintaining the appeal and desirability of its existing product lines and continuing to develop new product offerings.

     o The impact of increasing competition from other sports product licensed companies, including companies that have or may receive the same or similar licensing rights as the Company and may have substantially greater financial resources than the Company.

     o The ability to maintain and renew its significant licensing arrangements.

     o The popularity of current or future licensing properties and the ability of the Company to leverage these properties to produce sales.

     o   The growth in the popularity of licensed sports products.

     o The effectiveness of the independent sales representative organizations to expand the breadth of the Company's customer base and significantly increase sales.

     o   The employment and retention of high producing sales staff.

     o The ability to maintain or increase its overall gross margins or the inability to maintain the higher level of gross margins realized from its sports related products.

     o The potential negative impact on operating margins resulting from an expansion of the Company's cost infrastructure at a rate that exceeds its growth in sales and gross margins.

     o The ability to expand its customer base, particularly in its promotion business, and to decrease its concentration of sales among a few significant customers.

     o The ability to maintain or increase sales with The Walt Disney Company, which represented 26% of total sales in 2001.

     o The potential negative impact on operating results from a MLB players strike.

     o The ability to source products from Asia at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs.

     o The ability to effectively meet customer demands regarding timely delivery and order fulfillment.

     These and other risks and uncertainties affecting the Company are discussed in greater detail in this report.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to interest rate risk with its variable rate term loans and credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of December 31, 2001, the Company's only variable rate debt outstanding was the $1.2 million remaining balance on the term loan used to finance the discontinued Rawlings Golf operation. There were no outstanding borrowings under the line of credit as of December 31, 2001. In February 2002 the Company consolidated two fixed rate term loans into a single variable rate term loan. A 10% change in future interest rates on the variable rate term loans would not lead to a material decrease in future earnings assuming all other factors remained constant.

ITEM 8 FINANCIAL STATEMENTS

     Reference is made to the Financial Statements referred to in the accompanying index to Financial Statements and Supplemental Data of Fotoball USA, Inc., together with the independent auditors' reports.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In February 2001, the accounting firm Hollander, Lumer & Co. LLP ("HLC") merged with Good Swartz Brown & Berns LLP ("GSBB") and the partner in charge of the Company's account, Victor Hollander ("Hollander"), became a partner of GSBB. As a result of the merger of GSBB and HLC and Hollander becoming a partner of GSBB, the Company became a client of GSBB. Effective March 26, 2001, HLC resigned as the independent accountant of the Company. Effective March 26, 2001, the Company engaged GSBB as the Company's new independent accountants. The Company's Board of Directors approved the retention of GSBB.

     In March 2002, the Company dismissed GSBB as the Company's independent accountant and engaged KPMG LLP ("KPMG") as the Company's new independent accountants. The dismissal of GSBB and retention of KPMG were approved by the Company's Audit Committee. The Company has determined that a national accounting firm will better serve its future auditing needs.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 15, 2002 concerning the executive officers and directors of the Company:

NAME                                AGE              POSITION
----                                ---              --------
Michael Favish                      53      Chairman, Chief Executive Officer and Director
Nicholas A. Giordano(12)            59      Director
Joel K. Rubenstein(12)              65      Director
John J. Shea(12)                    64      Director
Scott P. Dickey                     35      President and Chief Operating Officer
Thomas R. Hillebrandt               40      Senior Vice President and Chief Financial Officer
Carl E. Francis                     43      Senior Vice President, Retail Sales and Marketing
Karen M. Betro                      51      Vice President, Operations
Steven B. Katzke                    35      Vice President, Entertainment Sales and Marketing
Jon D. Schneider                    34      Vice President, Promotion and Team Sales

--------
     1.  Member of compensation committee
     2.  Member of audit committee

     MICHAEL FAVISH has served as a director of the Company since his founding of the Company in December 1988 and as Chairman and Chief Executive Officer since April 2001 and as President, Chief Executive Officer and a director of the Company from March 1994 to April 2001. Mr. Favish has over 27 years of product design, manufacturing and sourcing experience and has established a number of strategic international sourcing alliances.

     NICHOLAS A. GIORDANO has served as a director of the Company since July 1998. In July 1998, Mr. Giordano was appointed interim President of LaSalle University for a one-year term. Additionally, from 1971 through August 1997, Mr. Giordano held various positions at The Philadelphia Stock Exchange, including from 1981 to 1997 as President and Chief Executive Officer. He also served as Chairman of the Board of the exchange's two subsidiaries: Stock Clearing Corporation of Philadelphia and Philadelphia Depository Trust Company. Mr. Giordano's previous business experience includes serving as Chief Financial Officer at two brokerage firms (1968-1971) and as a Certified Public Accountant at Price Waterhouse (1965-1971). Mr. Giordano is currently serving on the Board of Directors of W.T. Mutual Fund, Kalmar Investment, DaisyTek International, and Selas Corporation of America, all of which are publicly-held corporations.

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

     JOHN J. SHEA has served as director of the Company since August 1999. Mr. Shea served as President and Chief Executive Officer of Spiegel, Inc. from 1985 through 1997 and Vice Chairman of Spiegel from 1989 to 1997. Before joining Spiegel, Mr. Shea worked 21 years at the John Wanamaker Company, Philadelphia, serving ultimately as Senior Vice President and a member of the Executive

Board. Mr. Shea also served as Chairman of the Board of the National Retail Federation, the world's largest retail trade association. Mr. Shea also serves as a member of the Advisory Board of the Kellogg Graduate School of Management at Northwestern University. Mr. Shea is currently serving, and has served, as a member of the Board of Directors of Pulte Corporation, a publicly-held corporation, since January 1995.

     SCOTT P. DICKEY has served as President and Chief Operating Officer of the Company since April 2001. Prior to joining Fotoball, from July 1999 to December 2000, Mr. Dickey served as the Chief Operating Officer and Senior Vice President of Business Development for Sundance, a privately held entertainment organization. From July 1997 through July 1999, Mr. Dickey was Director of Sales and Marketing for Disney Regional Entertainment, a division of The Walt Disney Company. From January 1994 to July 1997, Mr. Dickey was the Director and Group Manager of Marketing and Sales for the National Basketball Association. From August 1991 to December 1993, Mr. Dickey was the Business Manager of Team Sports for Spalding Sports Worldwide.

     THOMAS R. HILLEBRANDT has served as Senior Vice President and Chief Financial Officer since June 2001 and as Vice President and Chief Financial Officer of the Company from July 2000 through May 2001. Prior to joining Fotoball, from August 1998 through July 2000, Mr. Hillebrandt served as the Vice President and Chief Financial Officer of ChatSpace, Inc., a privately held Internet software and services company. From May 1996 through July 1998, Mr. Hillebrandt was Chief Financial Officer of Link sandiego.com, Inc. and DITR Marketing, Inc., both privately held Internet service companies. From January 1994 to April 1996, Mr. Hillebrandt was the Chief Financial Officer of Emerald Systems/St. Bernard Software a privately held PC networks management software company. From March 1990 to December 1993, Mr. Hillebrandt was the Director of Finance of Ventura Software, a multinational Xerox subsidiary and from September 1985 to February 1990 he was a CPA with the firm KPMG Peat Marwick.

     CARL E. FRANCIS has served as Senior Vice President, Retail Sales and Marketing since June 2001, as Senior Vice President, Sales and Marketing from January 1998 through May 2001, as Vice President, Retail Development of the Company from January 1996 through December 1997 and as Director of Retail Development from November 1994 through December 1995. Prior to such time, he was a Customer Service Analyst for Prudential Mutual Funds Services, a mutual funds service company and Charmont, a Japanese eyewear company. From June 1987 through December 1990, Mr. Francis was employed as Retail Sales Manager for Major League Baseball Properties in New York City. Prior to this, from January 1981 through May 1987, Mr. Francis was a retail buyer for J.C. Penney Company (1982-1987) and Abraham & Straus (1981-1982), both of which are retail department store chains.

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

     STEVEN B. KATZKE has served as Vice President, Entertainment Sales and Marketing since June 2001, as Vice President, Specialty Sales and Marketing from January 1998 through May 2001 and as Manager of Retail Sales since January 1993. From 1989 through 1992, Mr. Katzke was employed as the sales manager of Robert Katzke and Associates.

     JON D. SCHNEIDER has served as Vice President, Promotion and Team Sales since June 2001 and as Vice President, Promotions of the Company from July 2000 through May 2001. From October 1999 through June 2000, Mr. Schneider was Senior Vice President for Communicator Sports and Entertainment, a sports marketing company. From April 1993 through September 1999, the Company employed Mr. Schneider in various positions including Vice President, Marketing, Team Business from January 1998 through September 1999. From 1990 to 1993, Mr. Schneider was employed in various positions in the sports industry, including Assistant General Manager of the Newport Beach Dukes and positions with the Oakland Athletics and Sun City Rays.

ITEM 11 EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 14 EXHIBITS AND REPORTS ON FORM 8-K

     (A). Exhibits

     EXHIBIT
     NUMBER                                      DESCRIPTION

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

     10.4(2)* Form of Employment Agreement with Scott P. Dickey dated March 28, 2001 (incorporated herein by reference to the Form 10-Q for the period ended June 30, 2001).

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

     10.10(6) Amended Loan Advance Agreement dated June 13, 2000 between Fotoball USA, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(6) of the 2000 Form 10-KSB).

     10.10(7) Amended Loan Advance Agreement dated August 9, 2000 between Fotoball USA, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(7) of the 2000 Form 10-KSB).

     10.10(8) Loan Advance Agreement dated December 19, 2000 between Fotoball USA, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(8) of the 2000 Form 10-KSB).

     10.10(9) Amended Revolving Credit Agreement dated January 22, 2001 between Fotoball USA, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(9) of the 2000 Form 10-KSB).

     10.10(10)        Loan Agreement dated July 15, 2001 between Fotoball USA,
                      Inc. and U.S. Bank National Association (incorporated herein by reference to the Form 10-Q for the period ended
                      September 30, 2001).

     10.10(11)        Amended Loan Agreement dated February 20, 2002 between
                      Fotoball USA, Inc. and U.S. Bank National Association.

     16.1 Letter from Good Swartz Brown & Berns LLP addressed to the United States Securities and Exchange Commission. (incorporated herein by reference to Exhibit 16.1 of the Form 8-K Current Report dated March 26, 2001).

     16.2 Letter from Good Swartz Brown & Berns LLP addressed to the United States Securities and Exchange Commission. (incorporated herein by reference to Exhibit 16.2 of the Form 8-K Current Report dated March 12, 2002).

     *      Indicates exhibits relating to executive compensation.

     (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-K.

     (B)    Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Fotoball USA, Inc.
                                             --------------------
                                                 (Registrant)

Dated: March 28, 2002              By: /s/ Michael Favish
                                       -----------------------------------------
                                       Michael Favish
                                       Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2002              By: /s/ Michael Favish
                                       -----------------------------------------
                                       Michael Favish
                                       Chairman and Chief Executive Officer

Dated: March 28, 2002              By: /s/ Thomas R. Hillebrandt
                                       -----------------------------------------
                                       Thomas R. Hillebrandt
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

Dated: March 28, 2002              By: /s/ Nicholas A. Giordano
                                       -----------------------------------------
                                       Nicholas A. Giordano
                                       Director

Dated: March 28, 2002              By: /s/ Joel K. Rubenstein
                                       -----------------------------------------
                                       Joel K. Rubenstein
                                       Director

Dated: March 28, 2002              By: /s/ John J. Shea
                                       -----------------------------------------
                                       John J. Shea
                                       Director

                               FOTOBALL USA, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

10.10(11)      Amended Loan Agreement dated February 20, 2002 between Fotoball
               USA, Inc. and U.S. Bank National Association.

                               FOTOBALL USA, INC.
               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                       THREE YEARS ENDED DECEMBER 31, 2001



Report of Independent Auditors                                                                            F-1 to F2

Balance Sheets at December 31, 2001 and 2000                                                                    F-3

Statements of Operations for the years ended December 31, 2001, 2000 and 1999                                   F-4

Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999                          F-5

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                                   F-6

Notes to Financial Statements                                                                           F-7 to F-21

Selected Quarterly Data (unaudited)                                                                            F-22

Schedule II - Valuation and Qualifying Accounts                                                                F-23

                         REPORT OF INDEPENDENT AUDITORS



INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Fotoball USA, Inc.

We have audited the accompanying balance sheet of FOTOBALL USA, INC. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the supplemental data on page F-23. These financial statements and supplemental data are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental data based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 2001 and the results of operations, stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental data, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          Good Swartz Brown & Berns LLP

Los Angeles, California
February 1, 2002

                         REPORT OF INDEPENDENT AUDITORS


INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Fotoball USA, Inc.

We have audited the accompanying balance sheet of FOTOBALL USA, INC. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2000 and 1999. Our audit also included the supplemental data on page F-23. These financial statements and supplemental data are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental data based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 2000 and the results of operations, stockholders' equity and cash flows for the two years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental data, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     Hollander, Lumer  & Co. LLP

Los Angeles, California
February 2, 2001

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                   2001             2000
                                                                                ------------    ------------
                               ASSETS
Current assets
     Cash and equivalents                                                       $  5,779,203    $  2,921,358
     Accounts receivable less uncollectible allowances of $198,441 in 2001
         and $163,188 in 2000                                                      3,705,873       3,277,700
     Other receivables                                                               359,400         298,559
     Inventories                                                                   2,655,702       4,033,094
     Prepaid expenses and other                                                    1,165,209         567,275
     Deferred income taxes                                                           951,000         729,000
                                                                                ------------    ------------
                  Total current assets                                            14,616,387      11,826,986
                                                                                ------------    ------------

Property and equipment, net                                                        2,225,106       2,229,133
                                                                                ------------    ------------

Other assets
     Deposits and other                                                              158,995         752,767
                                                                                ------------    ------------
                  Total other assets                                                 158,995         752,767
                                                                                ------------    ------------
                                                                                $ 17,000,488    $ 14,808,886
                                                                                ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                                      $  1,861,842    $  1,503,833
     Customer deposits                                                             1,978,779         143,995
     Current portion of long term debt                                               741,368         178,309
     Current portion of capital leases                                                92,773         103,494
                                                                                ------------    ------------
                  Total current liabilities                                        4,674,762       1,929,631

Long term liabilities
     Long term debt, net of current portion                                          927,145         440,350
     Capital leases, net of current portion                                          183,775         222,498
     Deferred rent                                                                   248,105         234,884
     Deferred income taxes                                                           121,000         175,000
     Long term reserve for discontinued operations                                    24,290            --
                                                                                ------------    ------------
                  Total liabilities                                                6,179,077       3,002,363
                                                                                ------------    ------------

Stockholders' equity
     Preferred stock, $.01 par value;
     Authorized - 1,000,000 shares; issued and outstanding-none
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,580,033 shares in 2001 and 3,579,032
         shares in 2000                                                               35,800          35,790
     Additional paid-in capital                                                   11,680,337      11,674,877
     Retained earnings/(accumulated deficit)                                        (894,726)         95,856
                                                                                ------------    ------------
                  Total stockholders' equity                                      10,821,411      11,806,523
                                                                                ------------    ------------
                                                                                $ 17,000,488    $ 14,808,886
                                                                                ============    ============

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2001

                                                              2001            2000           1999
                                                          ------------    ------------    ------------
Net sales                                                 $ 31,796,813    $ 26,929,330    $ 28,690,211
Cost of sales                                               20,164,421      17,241,579      16,922,249
                                                          ------------    ------------    ------------
     Gross profit                                           11,632,392       9,687,751      11,767,962
                                                          ------------    ------------    ------------
Operating expenses
     Royalties                                               2,264,291       1,951,647       1,993,212
     Marketing                                               3,700,489       3,184,901       2,932,889
     General and administrative                              4,996,058       3,807,588       3,610,320
     Depreciation and amortization                             514,113         450,654         403,237
     Loss from sale of equipment                                  --           122,541            --
                                                          ------------    ------------    ------------
                  Total operating expense                   11,474,951       9,517,331       8,939,658
                                                          ------------    ------------    ------------
                  Income from operations                       157,441         170,420       2,828,304
                                                          ------------    ------------    ------------
Other income (expense)
     Interest expense                                          (96,036)        (32,249)       (120,711)
     Interest income                                           104,039         127,100          51,473
                                                          ------------    ------------    ------------
                  Total other income (expense)                   8,003          94,851         (69,238)
                                                          ------------    ------------    ------------
Income before income tax                                       165,444         265,271       2,759,066
     Income tax expense                                         42,000          86,000         113,000
                                                          ------------    ------------    ------------

Income from continuing operations                              123,444         179,271       2,646,066
                                                          ------------    ------------    ------------

Discontinued operations
     Loss on discontinued operations net of tax
         benefit ($245,000)                                   (484,650)           --              --
     Loss on disposal of discontinued operations net of
         tax benefit ($446,000)                               (629,376)           --              --
                                                          ------------    ------------    ------------

Net income (loss)                                         $   (990,582)   $    179,271    $  2,646,066
                                                          ============    ============    ============

Weighted average number of common shares outstanding:
                  Basic                                      3,579,516       3,576,472       3,011,044
                                                          ============    ============    ============
                  Diluted                                    3,699,613       3,720,952       3,201,494
                                                          ============    ============    ============

Net income from continuing operations per common share:
                  Basic                                   $        .03    $        .05    $        .88
                                                          ============    ============    ============
                  Diluted                                 $        .03    $        .05    $        .83
                                                          ============    ============    ============

Net loss from discontinued operations per common share:
                  Basic                                   $       (.31)           --              --
                                                          ============    ============    ============
                  Diluted                                 $       (.31)           --              --
                                                          ============    ============    ============

Net income/(loss) per common share:
                  Basic                                   $       (.28)   $        .05    $        .88

                                                          ============    ============    ============
                  Diluted                                 $       (.28)   $        .05    $        .83
                                                          ============    ============    ============

                               FOTOBALL USA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2001


                                                                                                 Retained
                                                  Common Stock               Additional          Earnings/
                                         -------------------------------       Paid-in         (Accumulated
                                            Shares        Amount               Capital            Deficit)           Total
                                         --------------   --------------   ----------------   ----------------   ---------------

BALANCE, December 31, 1998                 2,699,242      $    26,992       $  8,590,994        $(2,729,481)     $  5,888,505

Stock-based compensation expense                                                  36,613                               36,613

Exercise of stock options                    159,127            1,591            369,731                              371,322

Common stock issued to underwriter            22,000              220               (220)                                  --

Exercise of warrants                         686,167            6,862          2,639,353                            2,646,215

Net income                                                                                        2,646,066         2,646,066
                                         --------------   --------------   ----------------   ----------------   ---------------

BALANCE, December 31, 1999                 3,566,536           35,665         11,636,471            (83,415)       11,588,721

Stock-based compensation expense                                                  15,772                               15,772

Exercise of stock options                     12,496              125             22,634                               22,759

Net income                                                                                          179,271           179,271
                                         --------------   --------------   ----------------   ----------------   ---------------

BALANCE, December 31, 2000                 3,579,032           35,790         11,674,877             95,856        11,806,523

Stock-based compensation expense                                                   3,780                                3,780

Exercise of stock options                      1,001               10              1,680                                1,690

Net income                                                                                         (990,582)         (990,582)
                                         ==============   ==============   ================   ================   ===============

BALANCE, December 31, 2001                 3,580,033      $    35,800       $ 11,680,337       $   (894,726)     $ 10,821,411
                                         ==============   ==============   ================   ================   ===============

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2001

                                                                           2001          2000           1999
                                                                       -----------    -----------    -----------
Cash flows from operating activities
  Net income (loss)                                                    $  (990,582)   $   179,271    $ 2,646,066
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation of property and equipment                                537,829        463,174        427,907
     Amortization of intangibles                                           500,000           --             --
     Amortization of stock compensation expense                              3,780         15,772         36,613
     Loss on sale of equipment                                                --          122,541           --
     Provision for doubtful accounts                                       278,300         25,200        395,011
Changes in operating assets and liabilities:
  Accounts receivable                                                     (706,474)       410,115     (1,066,393)
  Other receivables                                                        (60,841)      (298,559)          --
  Inventories                                                            1,377,392         72,581       (667,123)
  Prepaid expenses and other                                              (597,933)      (313,616)       (96,051)
  Deferred income taxes                                                   (276,000)       107,000       (571,000)
  Accounts payable and accrued expenses                                    358,008       (328,948)       383,846
  Customer deposits                                                      1,834,784          5,742        (28,642)
  Income taxes payable                                                        --         (158,185)       118,385
  Deferred rent                                                             (5,053)       234,884           --
  Deferred rent amortization                                                18,273           --             --
  Long term reserve for discontinued operations                             24,290           --             --
                                                                       -----------    -----------    -----------
Net cash provided by operating activities                                2,295,773        536,972      1,578,619
                                                                       -----------    -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment                                      (476,416)    (1,451,488)      (319,813)
  Decrease (increase) in long-term deposits                                 93,772       (422,782)         1,782
                                                                       -----------    -----------    -----------
Net cash used in investing activities                                     (382,644)    (1,874,270)      (318,031)
                                                                       -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from term loans                                               1,500,000        650,000           --
  Payments of capitalized leases                                          (106,828)      (180,680)       (88,705)
  Payments of term loans                                                  (450,146)       (31,341)          --
  Proceeds of short term credit facilities                                    --             --        1,975,000
  Payment of short term credit facilities                                     --             --       (2,375,000)
  Proceeds from exercise of warrants                                          --             --        2,646,215
  Proceeds from exercise of stock options                                    1,690         22,759        371,322
                                                                       -----------    -----------    -----------
Net cash provided by financing activities                                  944,716        460,738      2,528,832
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                          2,857,845       (876,560)     3,789,420
Cash and equivalents, beginning of period                                2,921,358      3,797,918          8,498
                                                                       ===========    ===========    ===========
Cash and equivalents, end of period                                    $ 5,779,203    $ 2,921,358    $ 3,797,918
                                                                       ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                        $    75,095    $    32,249    $   120,711
  Incomes taxes paid                                                   $              $   305,000    $   532,800

Supplemental schedule of noncash investing and financing activities:
  Equipment acquired under capital leases                              $    57,385    $    99,735    $   292,207

                               FOTOBALL USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS - The Company manufactures and markets souvenir and promotional products. Four separate sales groups sell the Company's products and services into distinct markets. Fotoball Sports services national and regional retailers; Fotoball Entertainment Marketing services entertainment destinations such as theme parks, resorts, restaurants and casinos; Fotoball Promotions develops custom programs for Fortune 500 companies; and Fotoball Sports Team supports the retail needs of professional sports franchises and concessionaires across the nation. The Company currently holds licenses with Major League Baseball, the National Football League, the National Hockey League, hundreds of NCAA colleges, Warner Bros. "Looney Tunes(R)" and "Scooby Doo", Marvel's "Spiderman", "Incredible Hulk" and "Xmen", Nickelodeon's "Blue's Clues", Mattel's "Barbie" and The Coca-Cola Company.

     CASH AND EQUIVALENTS - Cash and equivalents include money market funds and marketable securities that are highly liquid and have original maturities of three months or less at the date of purchase.

     Cash and cash equivalents consist of the following:

                                            2001                 2000
                                      ----------------    -----------------
         Cash deposits                      $ 731,362            $ 661,440
         Short-term securities              5,047,841            2,259,918
                                      ----------------    -----------------
              Total                       $ 5,779,203          $ 2,921,358
                                      ================    =================

     Short-term securities (money market fund account maturing in less than three months) are stated at fair market value including earned interest. At times such investments may be in excess of the Federal Deposit Insurance
     (FDIC) insurance limits.

     CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in various investment grade instruments such as certificates of deposit and money market funds. The Company invests its cash in what it believes to be credit-worthy financial institutions and has established guidelines relative to diversification and maturities with the objectives of maintaining safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments.

     Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of retail and team customers to which the Company's retail products are sold. Additionally, a significant percentage of the Company's promotion and entertainment sales are sold to Fortune 500 companies. The Walt Disney Company accounted for approximately 26%, 20% and 25% of total sales in 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of the total sales in 2001, 2000 or 1999. Any increase to the allowance for doubtful accounts, which offsets accounts receivable, is charged to the statement of operations, net of actual accounts receivable write-offs.

     The Company does not engage in any future contracts or hedging activities and does not do any business in currency other than US currency.

     ACCOUNTS RECEIVABLE - In order to determine the value of the Company's account receivable, the Company makes allowances for estimated bad debts based on a variable percentage applied by credit risk, for other uncollectible amounts including estimated chargebacks and volume discounts based on type of customer and applicable customer agreements and for estimated sales returns based upon

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     actual return rates.

     ADVERTISING - Advertising costs are generally expensed as incurred.

     INVENTORIES - Inventories have been valued at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products. These products usually include products that are dated and produced for special promotional events, such as Super Bowls, Final Four college tournaments and World Series, products that are produced under licenses that have been terminated or products with low turnover rates. The difference between the market value of products and their cost is included in the reserve allowance. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the reserve allowance.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and is depreciated on the straight-line method over their estimated useful lives as follows:


         Office equipment and furniture              5 to 7 years
         Show exhibit                                7 years
         Machinery and equipment                     7 years
         Molds                                       3 to 5 years
         Leasehold improvements                      10 years or remaining life of lease

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

     INCOME TAXES - Deferred income taxes are recorded for temporary differences in reporting income and expense for tax and financial statement purposes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109).

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

     REVENUE RECOGNITION - The Company recognizes sales in accordance with SAB No. 101 "Revenue Recognition in Financial Statements". Sales of products domestically are recognized when the products are shipped from the Company's facility. Sales of imported products, which are drop shipped directly to the customer, are recognized at the time shipments are received at the customer's

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     designated location. There are no significant rights of returns or customer acceptance provisions with respect to the Company's sales. Consignment sales, which are generally not significant, are recognized when the consignee sells the products.

     NET INCOME PER COMMON SHARE - Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the number of common shares outstanding increased by exercisable or convertible securities of 120,097 in 2001, 144,480 in 2000 and 190,450 in 1999. The dilutive effect of rights to purchase preferred or common shares under the Company's Stockholder Rights Plan (Note 9) have not been included in the weighted average share amounts as the conditions necessary to cause these rights to be exercised were not met. However, all warrants exercised during the Company's warrant repricing in 1999 are included in the diluted share calculation. Any unexercised warrants expired in accordance with their terms, thereby not having a dilutive effect. When the effect of using diluted shares results in a lower loss per share, basic shares are used in the diluted earning per share.

     RECLASSIFICATION - Certain 1999 and 2000 balances have been reclassified to conform to the current year's presentation.

     SEGMENT INFORMATION - The Company has one operating segment, the sale of custom souvenir and promotional products to various retail customers and Fortune 500 companies. These customers have similar characteristics in the nature of products sold, production processes and methods of distribution. As such, the Company's financial statements reflect this one operating segment and no additional segment information has been provided.

     DISCONTINUED OPERATIONS - The Company calculated the Loss on discontinued operations and the Loss on disposal of Discontinued Operations in accordance with APB No. 30 Reporting the Results of Operations.

     NEW ACCOUNTING STANDARDS - In accordance with EITF 00-22 "Accounting for 'Points' and Certain Other Time-Base or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" issued by the Emerging Issues Task Force, volume discounts allowed to customers are treated as a reduction in revenue. The volume discount amount is estimated based on the terms of the discount allowed and estimated sales from the customer. The liability for volume discounts is included as an offset to accounts receivable on the balance sheet. Historically, the Company treated the volume discount as an operating expense. The Company did not incur an expense for volume discounts in 2000. Prior to 2000, the Company did not separately account for volume discounts and was unable to estimate the impact of EITF 00-22 on the 1999 results of operations. There was no impact to the Company's net income/(loss) as a result of the adoption of EITF 00-22.

     EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" issued by the Emerging Issues Task Force require certain sales incentives, slotting fees and cooperative advertising expenses to be classified as reductions to revenue rather than as expenses. The provisions of EITF 00-14 and EITF 00-25 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt EITF 00-14 and EITF 00-25 beginning January 1, 2002. Had the Company chose early adoption of the provisions of EITF 00-14 and EITF 00-25, for the year ended December 31, 2001, revenue would have been reduced by $162,000 and operating expenses would have been reduced by $162,000. There will be no impact to the Company's net income/(loss) as a result of the adoption of EITF 00-14 or EITF 00-25.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company will adopt SFAS 141 beginning January 1, 2002 and does not expect a material impact on the results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Under the new rules, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning January 1, 2002 and does not expect a material impact on the results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to certain legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans to adopt the provisions of SFAS 143 beginning January 1, 2003 and does not expect it will have a material impact on the results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 beginning January 1, 2002. Had the Company chose early adoption of the provisions of SFAS 144, its results of operations for the year ended December 31, 2001, the loss on disposal from discontinued operations would have been reduced by $71,761 of accrued interest expense.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.   DISCONTINUED OPERATIONS

     In December 2000, the Company entered into an agreement with Rawlings Sporting Goods Company Inc. ("Rawlings") for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name beginning January 1, 2001. In January 2001, the Company established a new Rawlings Golf division to design, develop, manufacture and market golf products under the Rawlings brand name. In November 2001, the Company made the decision to terminate its license with Rawlings and discontinue its Rawlings Golf operations.

     Operating results for the Rawlings Golf business up to November 13, 2001 are included in the Statements of Operations as net loss from discontinued operations. Operating results subsequent to November 13, 2001 are included in the net loss on disposal of discontinued operations. Results for the discontinued operations are as follows:

                                                                 2001           2000           1999
                                                             ------------   ------------   ------------
     Net revenue                                             $    224,532             --             --
                                                             ============   ============   ============

     Loss on discontinued operations                         $   (729,650)            --             --
     Income tax benefit                                          (245,000)            --             --
                                                             ------------   ------------   ------------
     Net loss on discontinued operations                     $   (484,650)            --             --
                                                             ============   ============   ============

     Loss on disposal of discontinued operations             $ (1,075,376)            --             --
     Income tax benefit                                          (446,000)            --             --
                                                             ------------   ------------   ------------
     Net loss on disposal of discontinued operations         $   (629,376)            --             --
                                                             ============   ============   ============

     The loss on disposal of discontinued operations includes the disposal of the unamortized portion of the global rights fees, accrual of the license termination fee, disposal and write-down of inventory and accrued interest expense on a $1.5 million term loan with U.S. Bank National Association. The balance of the discontinued operations reserve as of December 31, 2001, was $171,761, of which $147,471 is included in the accounts payable and accrued expenses on the balance sheet.

3.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

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

     DEPENDENCE UPON LICENSING ARRANGEMENTS - The Company's business is based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with Major League Baseball ("MLB"), the National Football League ("NFL"), various colleges and universities and, to a lesser extent, other licensors include the National Hockey League, The Coca-Cola Company, Warner Bros. Looney Tunes(R) and Scooby-Doo, MTV Networks' (Nickelodeon) "Blue's Clues" characters, Mattel's "Barbie" and Marvel Entertainment's "Spiderman," "Incredible Hulk" and "X-Men" characters. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole.

     VARIABILITY OF GROSS MARGINS - The Company realized gross margins of 37% for the year ended December 31, 2001, an increase from 36% during the year ended December 31, 2000 and a decrease from 41% during the year ended December 31, 1999. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales direct to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on various types of retail customers for most of its revenue. The mass merchant retail business and promotion business is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins.

     VARIABILITY OF OPERATING RESULTS; SEASONALITY - The Company has historically experienced significant quarter-to-quarter variability in its sales and net income resulting primarily from its sports license sales focused on the fall and winter, the retail industry's holiday shopping season and the timing of various large promotions. The Company has successfully grown its various retail distribution channels to help mitigate the variability caused by the promotions business. However, as the Company continues to attempt to grow its promotions business, the potential for significant quarter-to-quarter variability in revenue still exits as the Company produces larger and larger promotions.

     SALES CONCENTRATION - One large customer, The Walt Disney Company, accounted for approximately 26%, 20% and 25% of total sales in 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of the total sales in 2001, 2000 or 1999.

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

     DEPENDENCE ON SUPPLIERS - In 2001, the Company purchased approximately 88% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from six companies located in China, with two manufacturers accounting for 78% of total raw materials and finished goods purchased.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 2001 and 2000:

                                                                2001                 2000
                                                            -----------          -----------
          Accounts receivable                               $ 3,904,314          $ 3,440,888
          Less: allowance for uncollectible accounts           (198,441)            (163,188)
                                                            -----------          -----------
              Net accounts receivable                       $ 3,705,873          $ 3,277,700
                                                            ===========          ===========


5.   INVENTORIES

     Inventories consisted of the following at December 31, 2001 and 2000:

                                                                2001                 2000
                                                            -----------          -----------
         Finished goods                                     $ 2,018,335          $ 2,673,041
         Raw material                                         1,205,933            1,845,118
         Less allowance for discontinued and
            obsolete inventory                                 (568,566)            (485,065)
                                                            -----------          -----------
              Total                                         $ 2,655,702          $ 4,033,094
                                                            ===========          ===========

6.   PROPERTY AND EQUIPMENT

     Property and equipment, inclusive of machinery and equipment under capital leases (see Note 9), less accumulated depreciation consisted of the following at December 31, 2001 and 2000:

                                                                2001                 2000
                                                            -----------          -----------
         Office equipment                                   $   578,200          $   518,884
         Computer equipment & software                        1,135,765            1,065,472
         Show exhibits                                          372,157              298,657
         Molds                                                  282,866              240,261
         Machinery and equipment                              1,151,281            1,001,972
         Leasehold improvements                               1,036,240              964,994
                                                            -----------          -----------
                                                              4,556,509            4,090,240
         Less accumulated depreciation  and amortization     (2,331,403)          (1,861,107)
                                                            -----------          -----------
                                                            $ 2,225,106          $ 2,229,133
                                                            ===========          ===========


7.   LINES OF CREDIT

     In July 2001, the Company extended its one-year credit line with U.S. Bank National Association (formerly Scripps Bank) ("US Bank") including a decrease in the credit line from $6.0 million to $2.5 million with an expiration date of December 15, 2001. The accounts receivable of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. The interest rate on the credit line is the US Bank prime rate. The loan agreement contains financial covenants applicable to the credit line and outstanding term loans requiring the Company to maintain a minimum net worth of $9 million , minimum working capital of $7 million, a minimum current ratio of 2 to 1 and a maximum debt to equity ratio of .75 to 1. The Company is in compliance with the covenants as of December 31, 2001. There were no outstanding borrowings under the credit line at December 31, 2001 or December 31, 2000. The Company has entered into a letter of credit for $158,911 with US Bank and the Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. Both

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     the letter of credit and the ACH hold reduce the Company's ability to borrow against its credit line. The Company is currently negotiating an extension to its credit line.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at December 31, 2001 and 2000:

                                                               2001                2000
                                                          -------------        -------------
        Accounts payable                                  $     972,059        $     738,464
        Accrued payroll and related                             192,691               87,284
        Accrued commissions and bonuses                         294,583              106,500
        Royalties payable                                        20,051               25,250
        Current reserve for discontinued operations             147,472                   --
        Accrued Rawlings licensing fee                               --              300,000
        Accrued joint advertising costs                         199,892              170,368
        Accrued other taxes                                      35,094               19,899
        Other                                                        --               56,068
                                                          -------------        -------------
                                                            $ 1,861,842          $ 1,503,833
                                                            ===========          ===========

9.   COMMITMENTS AND CONTINGENCIES

     ROYALTIES - At December 31, 2001, the Company has commitments for minimum guaranteed royalties under licensing agreements through 2005 as follows:

          Years ending December 31,
     -----------------------------------
                   2002                    $   981,000
                   2003                        552,500
                   2004                         50,000
                   2005                         55,000
                   2006                             --
                                           -----------
                                           $ 1,638,500
                                           ===========

     CAPITAL LEASES - The Company is obligated under various capital leases that expire at various dates through December 2006. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 2001:

          Years ending December 31,
     -----------------------------------
                   2002                                $   113,434
                   2003                                     82,972
                   2004                                     69,564
                   2005                                     41,333
                   2006                                     15,286
                                                       -----------
     Total minimum lease payments                          322,589
     Less interest component                               (46,041)
                                                       -----------
     Present value of net minimum lease payments           276,548
     Less current portion of capital leases                (92,773)
                                                       ===========
     Capital leases, net of current portion            $   183,775
                                                       ===========

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following property and equipment acquired under capital leases categorized below is included in the property and equipment listed above at December 31, 2001 and 2000 (see Note 6):

                                                2001                2000
                                            -----------          -----------
        Office equipment                    $   109,761          $   109,761
        Computer equipment & software           156,442              138,424
        Machinery and equipment                 310,437              310,437
        Less accumulated amortization          (269,184)            (225,129)
                                            -----------          -----------
                                            $   307,456          $   333,493
                                            ===========          ===========

     Amortization of capitalized leases is included in depreciation and amortization expense.

     OPERATING LEASES AND RENTAL EXPENSE - The Company leases certain machinery, equipment and office and warehouse facilities under operating leases, which expire on various dates through 2010. The lease for the facilities includes a cost escalation clause, which allows for fixed rent increases at certain times during the leasing period, as well as three month rent free period at the beginning of the lease. In accordance with SFAS No. 13, Accounting for Leases, the rent expense for the office and warehouse is recognized on a straight-line basis over the life of the lease. This has resulted in a deferred rent liability of $248,105 at December 31, 2001. Total rental expense charged to operations was $1,019,711 in 2001, $856,138 in 2000 and $628,369 in 1999. At December 31, 2001, the minimum future rental commitments under noncancellable leases payable over the remaining lives of the leases are:

                                                Minimum future rental
          Years ending December 31,                commitments
     -----------------------------------    --------------------------
                   2002                             $     984,773
                   2003                                 1,012,597
                   2004                                 1,032,555
                   2005                                 1,051,755
                   2006                                 1,073,666
                 Beyond                                 3,787,434
                                            --------------------------
                                                    $  8,942,780
                                            ==========================

     DEBT - In June 2000, the Company signed a term loan agreement with US Bank with a loan advance period effective June 13, 2000 through September 20, 2000. The Company was allowed to submit capital expenditures for property and equipment up to $250,000 to finance under the agreement at an interest rate of 9.5% per annum. The Company received, in accordance with the loan, $250,000 on September 1, 2000. After the money was received, a 48-month term loan originated with one monthly interest payment on September 20, 2000, followed by 48 equal monthly payments of $6,281 beginning October 20, 2000 and ending on September 20, 2004. The assets purchased under the agreement collateralize the loan.

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

     In December 2000, the Company signed a term loan agreement with US Bank with a loan advance

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     period effective December 19, 2000 through March 30, 2001. During this period the Company submitted $1.5 million in expenses related to the Rawlings Golf division to be financed under the agreement. The Company received, in accordance with the loan, $1.5 million on March 30, 2001. The loan provides for a variable interest rate equal to the Wall Street Journal prime rate. The loan is payable in 36 consecutive monthly payments necessary to fully amortize the loan balance outstanding as of March 30, 2001. The Company's receivables, inventory, equipment and furniture collaterialize the loan. At December 31, 2001 the future minimum principle payments for all debt are as follows:

          Years ending December 31,
     -------------------------------------
                   2002                  $     741,368
                   2003                        735,877
                   2004                        191,268
                   2005                             --
                   2006                             --
                                         -------------
     Total minimum debt payments             1,668,513
     Less current portion of debt             (741,368)
                                         =============
     Debt, net of current portion        $     927,145
                                         =============

     LITIGATION - Jeff Kull Construction Development v. Fotoball USA, Inc. and Michael Favish. In February 2001, plaintiff filed a lawsuit in the Superior Court of The County of San Diego against the Company and its CEO claiming breach of contract and failure to pay fees related to the construction of tenant improvements on the Company's headquarters. The Company filed a cross-complaint against plaintiff claiming damages as a result of plaintiff's failure to perform its obligations as general contractor. In February 2002, the Company and plaintiff settled the dispute out of court. The Company treated the loss as a capitalized expenditure as part of the cost of the tenant improvements for the Company's headquarters.

10.  STOCKHOLDERS' EQUITY

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

     EMPLOYEE STOCK OPTION PLAN - In 1998, the Board of Directors of the Company adopted and the Company's stockholders subsequently approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for awards of common stock to employees and non-employee directors of the Company up to an aggregate of 800,000 shares of common stock.

     The 1998 Plan authorizes the issuance of incentive stock options ("ISOs") and non-qualified stock

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     options ("NQSOs"). Under the 1998 Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. In general, options vest over a three-year period and are exercisable in three equal installments of the first, second and third anniversary dates of the option grant and have a maximum term of ten years. Certain options granted to senior executives have different vesting periods (see Note 11). The 1998 Plan also provided for the termination of the Company's 1994 Plan and the re-issuance of an identical number of options under the 1998 Plan, at the then current market price, to the holders of options under the 1994 Plan.

     A total of 269,438, 66,000 and 145,000 options were granted in 2001, 2000 and 1999, respectively, under the 1998 Plan.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for the options granted under the 1998 Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The Company's net income and earnings per share would have been reduced by approximately $147,000, $164,000 and $134,000, or $.04 per share, $.04 per share and $.04 per share, for 2001, 2000 and 1999, respectively, had compensation expense been recognized. The fair value of the options granted during 2001 is estimated to range from $.64 to $1.90 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 88%, risk-free interest rate of 2.93%, assumed forfeiture rate of 4% and an expected life of 3 years.

     The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 2001:

                               Options outstanding                                     Options exercisable
      -----------------------------------------------------------------------    ---------------------------------
                                               Weighted
                                               average          Weighted                              Weighted
          Range of                            remaining          average                              average
          exercise            Number         contractual         exercise              Number          exercise
           prices          outstanding       life (years)        price              exercisable          price
      ------------------ ----------------- ----------------- ----------------    ----------------- ---------------
            $1-$2               477,658          5.92             $1.59                238,720         $1.70
            $2-$3                41,501          5.98             $2.58                 41,501         $2.58
            $3-$5               103,500          8.11             $3.99                 58,333         $4.20
            $5-$7                88,200          7.86             $5.82                 75,200         $5.69
                         -----------------                                       -----------------
                                710,859                                                413,754
                         =================                                       =================

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The following table summarizes the Company's stock option activity for the years ended December 31, 1999, 2000 and 2001:

                                                                                         Weighted average
                                          Number of Shares       Price per share          Price per Share
                                          -----------------    -------------------    -----------------------
        January 1, 1999                         459,550          $1.69 to $2.69               $1.81
             Granted                            145,000          $3.38 to $6.63               $5.34
             Exercised                         (117,827)         $1.69 to $2.50               $1.72
             Canceled                           (52,334)         $1.69 to $2.69               $1.96
                                          -----------------
        December 31, 1999                       434,389
                                          -----------------
             Granted                             66,000          $3.25 to $4.25               $3.96
             Exercised                          (12,496)         $1.69 to $2.69               $1.82
             Canceled                           (88,170)         $1.69 to $6.23               $4.62
                                          -----------------
        December 31, 2000                       399,723
             Granted                            269,438          $1.12 to $3.25               $1.60
             Exercised                           (1,001)             $1.68                    $1.68
             Canceled                           (18,501)         $1.69 to $6.23               $4.08
                                          -----------------
        December 31, 2001                       649,659
                                          =================


     OTHER STOCK OPTIONS - On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd. ("ADR" and "ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through July 1997. As further compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The options vested in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1997, 75,000 options issued under the stock option agreement were vested. In August 1997, the Company entered into a new agreement with ADR whereby ADR agreed to provide independent financial relations management services to the Company through July 31, 1998. In consideration of the services rendered by ADR, the Company granted ADR options to purchase an aggregate of 15,000 shares of common stock of the Company at $2.6875 per share. The options vested in amounts of 1,250 each month commencing September 1997 until and including August 1998, all of which were exercisable from the date of their vesting until August 2000. The Company terminated the ADR Agreement in 1999. In accordance with SFAS 123, the Company valued the options at $16,200 using the Black-Scholes option-pricing model and no compensation expense was recognized during 1999 and 2000. During 1999, ADR exercised 38,800 shares and, as of December 31, 2001, 51,200 ADR stock options remained unexercised.

     On April 1, 1999, the Company entered into an agreement with Integrated Corporate Relations, Inc., ("ICR" and "ICR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ICR Agreement, the Company agreed to pay ICR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through March 31, 2001. As further compensation, the Company granted to ICR options to purchase an aggregate of 25,000 shares of common stock of the Company at $4.20 per share, 20% above of the market closing price of the Company's common stock on March 31, 1999. The options vested in amounts of 3,125 at the end of each three-month period commencing June 30, 1999 until and including March 31, 2001 and were to be exercisable until March 31, 2004. The Company terminated the ICR Agreement effective March 3, 2001. Under the termination provisions of the ICR stock option agreement, all stock options granted and vested under this agreement ceased to be exercisable after April 2, 2001. As of December 31, 2001, all options issued pursuant to the ICR Agreement expired. In accordance with SFAS 123, the Company valued the options at $30,250 using the Black-Scholes option-pricing model, of which $15,120 and $11,340 was recognized as compensation expense during 2000 and

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     1999, respectively.

     On April 16, 1999, the Company entered into an agreement with W.A.B. Growth Equity Research, ("WAB" and "WAB Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the WAB Agreement, the Company granted to WAB options to purchase an aggregate of 10,000 shares of common stock of the Company at $4.00 per share, 15% above the market closing price of the Company's common stock on April 16, 1999. The options vest in amounts of 2,500 on the 16th of each three-month period commencing April 16, 1999 until and including January 16, 2000 and may be exercised until April 16, 2004. As of December 31, 2001, 10,000 shares issued under the WAB Agreement were vested, of which no options had been exercised. In accordance with SFAS 123, the Company valued the options at $9,800 using the Black-Scholes option-pricing model, of which $652 and $9,148 was recognized as compensation expense during 2000 and 1999, respectively.

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

11.  TRANSACTIONS WITH RELATED PARTIES

     EMPLOYMENT AGREEMENTS - The Company is party to an employment agreement with Michael Favish, which provides that Mr. Favish will serve as Chief Executive Officer for a term of three years beginning August 10, 1999. His base salary was $230,000, $210,000 and $165,000 during 2001, 2000 and 1999, respectively. In May 2001, Mr. Favish was granted 23,000 stock options, with an exercise price of $2.00 per share. No options were granted to Mr. Favish in 2000. In December 1999, Mr. Favish was granted 7,000 stock options, with an exercise price of $6.63 per share. All options vest over a three-year period and have a ten-year life from the date of grant.

     The Company is party to an employment agreement with Scott P. Dickey which provides that Mr. Dickey will serve as President and Chief Operating Officer for a two-year term commencing on April 2, 2001 and continuing until April 1, 2003. Mr. Dickey's annual base salary is $200,000. Mr. Dickey is also entitled to a bonus based on a bonus compensation plan jointly established between the Board and Mr. Dickey. Under the terms of his agreement, in March 2001, Mr. Dickey was granted 125,000 stock options, with an exercise price of $1.12 per share, and in June 2001 Mr. Dickey was granted 35,938 stock options, with an exercise price of $1.61 per share. 50% of the options vest on April 1, 2002 and 50% of the options vest on April 1, 2003. All of the options have a ten-year life from the date of grant.

12.  DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees. In 1999, 2000, and 2001 the Company matched $.50 of each $1.00 of employee contributions up to three, two and two percent, respectively, of

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     covered payroll. Employees are automatically fully vested in their personal contribution amounts and vest in the Company's contribution ratably over a five-year period. The Company's contribution expense for the year ended December 31, 2001, December 31, 2000 and December 31, 1999 was $60,249, $46,829 and $39,476, respectively.

13.  INCOME TAXES

     The components of income tax expense (benefits) were as follows for the years ended December 31, 2001, 2000 and 1999:

                                                        Federal       State       Total
                                                       ---------    ---------    ---------
         2001:
         Continuing Operations
           Current                                     $    --      $    --      $    --
           Deferred                                       66,000      (24,000)      42,000
                                                       ---------    ---------    ---------
                                                       $  66,000    $ (24,000)   $  42,000
                                                       =========    =========    =========

         Discontinued Operations
           Current                                     $    --      $    --      $    --
           Deferred                                     (217,000)     (28,000)    (245,000)
                                                       ---------    ---------    ---------
                                                       $(217,000)   $ (28,000)   $(245,000)
                                                       =========    =========    =========

         Loss on Disposal of Discontinued Operations
           Current                                     $    --      $    --      $    --
           Deferred                                     (388,000)     (58,000)    (446,000)
                                                       ---------    ---------    ---------
                                                       $(388,000)   $ (58,000)   $(446,000)
                                                       =========    =========    =========

         Total
           Current                                     $    --      $    --      $    --
           Deferred                                     (539,000)    (110,000)    (649,000)
                                                       ---------    ---------    ---------
                                                       $(539,000)   $(110,000)   $(649,000)
                                                       =========    =========    =========

         2000:
           Current                                     $ (31,000)   $  10,000    $ (21,000)
           Deferred                                       89,000       18,000      107,000
                                                       ---------    ---------    ---------
                                                       $  58,000    $  28,000    $  86,000
                                                       =========    =========    =========

         1999:
           Current                                     $ 439,000    $ 245,000    $ 684,000
           Deferred                                     (445,000)    (126,000)    (571,000)
                                                       ---------    ---------    ---------
                                                       $  (6,000)   $ 119,000    $ 113,000
                                                       =========    =========    =========

     Income tax benefits recognized during 1999 relate primarily to the elimination of a deferred tax valuation allowance established in a prior year for uncertainty relating to the utilization of a net operating loss carryforward. As of December 31, 1999, the Company had utilized all of its available net operating loss carryforward from prior years. The Company incurred a net operating loss in 2000 of $170,000 for federal tax purposes only, which was primarily due to the excess of the tax loss over the book loss on the disposition of fixed assets related to the Company's facility move in 2000. Income tax benefits recognized during 2001 relate primarily to the net operating loss of $1.2 million generated by its discontinued Rawlings Golf operations. The Company's 2000 net operating loss was carried back to 1999 for federal tax purposes. The Company estimates it will be able to carryback the 2001 net operating loss to 1999 for federal tax purposes. For California tax purposes, the 2001 net operating loss cannot be carried back and the carryover is limited to 55%. Approximately $680,000 of the net operating loss will carryforward to future years and will expire in 2011.

     The components of net deferred tax assets were as follows at December 31, 2001 and 2000:

                                                               2001                 2000
                                                         -----------------    -----------------
         Deferred tax assets:
              Net operating loss                         $      481,000       $        58,000
              Employee benefit plans                             56,000               39,000
              Uniform capitalization of                         110,000              162,000
              inventory cost
              Bad debt reserves                                 271,000              222,000
              Inventory reserves                                244,000              165,000
              Impairment loss                                    46,000               46,000
              Co-op reserves                                     84,000                   --
              Discontinued operations reserves                   74,000                   --
              State income taxes                                  5,000               83,000
              Other                                                  --                   --
                                                         -----------------    -----------------
                  Total gross deferred tax assets             1,371,000              775,000
         Deferred tax liabilities:
               Depreciation                                      94,000              112,000
               State income taxes                                74,000              109,000
                                                         -----------------    -----------------
                   Total deferred tax liability                 168,000              221,000
                                                         -----------------    -----------------
                           Net deferred tax asset         $   1,203,000       $      554,000
                                                         =================    =================

         Net current deferred tax assets                  $   1,324,000       $      729,000
         Net non-current deferred tax                          (121,000)            (175,000)
         assets/(liabilities)
                                                         -----------------    -----------------
             Net deferred tax asset                       $   1,203,000        $     554,000
                                                         =================    =================

     Net current deferred tax asset of $373,000 attributable to net operating loss carryback available is included in Other Receivables for the year ended December 31, 2001.

     The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized including the Company's earnings history and its near-term earnings expectations. The net operating loss incurred in 2000 was due to a one-time disposition of assets and the net operating loss incurred in 2001 was due to the discontinued Rawlings Golf operation. The 2000 and 2001 operating losses are unrelated to the future ongoing operations of the Company. Based upon the approximate tax benefit of $373,000 from a tax net operating loss carryback to 1999 and the book net income realized from continuing operations in 2001, 2000 and 1999, and the expectation of continuing increases in its promotions and entertainment business, it is probable that future taxable income will be sufficient to realize all of the Company's existing deferred tax assets on future tax returns.

     The actual tax expense (benefit) differs from the expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before income taxes, as follows:

                                                                2001                  2000                 1999
                                                          -----------------    -----------------    -----------------
         Expected statutory tax expense/(benefit)         $    (557,000)        $     90,000         $    938,000
         Net tax effect of permanent differences                 15,000                9,000               12,000
         State income tax expense/(benefit), net of
         Federal tax effect                                     (73,000)              18,000               79,000
         Valuation allowance                                         --                   --             (916,000)
         Adjustment for prior year over accrual                 (34,000)             (31,000)                  --
                                                          -----------------    -----------------    -----------------
         Actual tax expense/(benefit)                       $  (649,000)         $    86,000          $   113,000
                                                          =================    =================    =================

                               FOTOBALL USA, INC.
                                SUPPLEMENTAL DATA


SELECTED QUARTERLY DATA (UNAUDITED)

                                                                   2001
                                    ----------------------------------------------------------------------------
                                       First          Second            Third         Fourth
                                      Quarter         Quarter          Quarter        Quarter          Total
                                    ------------    ------------    ------------    ------------    ------------
Net sales                           $  5,614,333    $  7,363,753    $ 10,803,747    $  8,014,980    $ 31,796,813
Gross profit                           1,839,827       2,401,054       4,113,273       3,278,238      11,632,392
Income (loss) from continuing
operations                              (445,553)       (294,935)        606,404         257,528         123,444
Loss from discontinued operations       (123,707)       (200,625)        (73,007)        (87,311)       (484,650)
Loss on disposal of discontinued
operations                                  --              --              --          (629,376)       (629,376)
Net income (loss)                   $   (569,260)   $   (495,560)   $    533,397    $   (459,159)   $   (990,582)

Earning per share
From continuing operations          $       (.12)   $       (.08)   $        .16    $        .07    $        .03
From discontinued operations        $       (.03)   $       (.06)   $       (.02)   $       (.20)   $       (.31)
Net income (loss)                   $       (.15)   $       (.14)   $        .14    $       (.13)   $       (.28)


                                                                   2000
                                    ----------------------------------------------------------------------------
                                       First          Second            Third         Fourth
                                      Quarter         Quarter          Quarter        Quarter          Total
                                    ------------    ------------    ------------    ------------    ------------

Net sales                           $  5,934,149    $  7,076,128    $  7,097,750    $  6,821,303    $ 26,929,330
Gross profit                           2,139,096       2,666,803       2,558,889       2,322,963       9,687,751
Income (loss) from continuing
operations                               149,475         260,930             680        (232,153)        179,271
Loss from discontinued operations           --              --              --              --              --
Loss on disposal of discontinued
operations                                  --              --              --              --              --
Net income (loss)                   $    149,475    $    260,930    $        680    $   (232,153)   $    179,271

Earning per share
From continuing operations          $        .04    $        .07    $        .00    $       (.06)   $        .05

From discontinued operations                --              --              --              --              --
Net income (loss)                   $        .04    $        .07    $        .00    $       (.06)   $        .05

                               FOTOBALL USA, INC.
                          SUPPLEMENTAL DATA (CONTINUED)


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2001

               (A)                         (B)                       (C)                       (D)              (E)
                                                                  Additions
                                        Balance at       Charged to        Charged to                        Balance at
                                        beginning         costs &            other                             end of
Description                             of period         expenses          accounts        Deductions         period
-----------------------------------    -------------    -------------     -------------    -------------    -------------
2001
  Allowance for bad debt                  $ 163,188         $278,300                --         $243,047         $198,441
  Allowance for uncollectible
  receivables                               130,614          225,000                --          120,807          234,807
  Allowance for sales returns               223,423          135,000                --          158,540          199,883
  Allowance for discontinued and
  obsolete inventory                        485,065          892,124                --          808,628          568,566

2000
  Allowance for bad debt                  $ 250,000         $ 25,200                --         $112,012         $163,188
  Allowance for uncollectible
  receivables                               250,000               --                --          119,386          130,614
  Allowance for sales returns               150,000           73,423                --               --          223,423
  Allowance for discontinued and
  obsolete inventory                        276,730          373,209                --          164,874          485,065

1999
  Allowance for bad debt                  $ 146,812         $395,011                --         $291,823         $250,000
  Allowance for uncollectible
  receivables                                    --               --           250,000               --          250,000
  Allowance for sales returns               150,000               --                --               --          150,000
  Allowance for discontinued and
  obsolete inventory                      1,015,711           86,067                --          825,048          276,730


Amount in column (C) represents reclass from allowance for bad debt. Amounts in column (D) represent accrual usage.