Form 10-Q
period 2002-03-31
FOTOBALL USA INC
filed 2002-05-13
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------  --------------------

                        Commission file number 0 - 24608
                                              ----------

                               FOTOBALL USA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                               33 - 0614889
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   6740 Cobra Way, San Diego, California 92121
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (858) 909 - 9900
                            -------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         As of April 30, 2002, the Company had 3,592,333 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001               3

              Statements of Operations for the three months ended
                  March 31, 2002 and 2001 (Unaudited)                                             4

              Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001 (Unaudited)                                             5

              Notes to Financial Statements (Unaudited)                                       6 - 8

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       9 -12

     Item 3.  Quantitative and Qualitative disclosure about Market Risk                          12

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                   13

SIGNATURES                                                                                       14

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                        March 31, 2002      December 31, 2001
                                                                          (Unaudited)
                                                                       ------------------   ------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                $     4,868,046      $     5,779,203
     Accounts receivable less uncollectible allowances of $208,533 in
         2002 and $198,441 in 2001                                             4,149,272            3,705,873
     Income tax receivable                                                       359,400              359,400
     Inventories                                                               2,554,537            2,655,702
     Prepaid expenses and other                                                1,668,111            1,165,209
     Deferred income taxes                                                       951,000              951,000
                                                                       ------------------   ------------------
         Total current assets                                                 14,550,366           14,616,387

Property and equipment, net                                                    2,233,515            2,225,106
Deposits and other assets                                                        158,995              158,995
                                                                       ------------------   ------------------
                                                                          $   16,942,876       $   17,000,488
                                                                       ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                               $     3,130,759      $     1,861,842
     Customer deposits                                                           557,750            1,978,779
     Income taxes payable                                                        119,670                   --
     Current portion of long term debt                                           774,760              741,368
     Current portion of capital leases                                            81,637               92,773
                                                                       ------------------   ------------------
         Total current liabilities                                             4,664,576            4,674,762
                                                                       ------------------   ------------------

Long term liabilities
     Long term debt, net of current portion                                      707,875              927,145
     Capital leases, net of current portion                                      166,751              183,775
     Deferred rent                                                               259,069              248,105
     Deferred income taxes                                                       121,000              121,000
     Long term reserve for discontinued operations                                15,938               24,290
                                                                       ------------------   ------------------
         Total long term liabilities                                           1,270,633            1,504,315
                                                                       ------------------   ------------------
         Total liabilities                                                     5,935,209            6,179,077
                                                                       ------------------   ------------------

Stockholders' equity
     Preferred stock, $.01 par value;
         Authorized - 1,000,000 shares; issued and outstanding-none                   --                   --
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,584,032 shares in 2002; 3,579,032
         in 2001                                                                  35,840               35,800
     Additional paid-in capital                                               11,687,049           11,680,337
     Retained earnings/(accumulated deficit)                                    (715,222)            (894,726)
                                                                       ------------------   ------------------
         Total stockholders' equity                                           11,007,667           10,821,411
                                                                       ------------------   ------------------
                                                                          $   16,942,876       $   17,000,488
                                                                       ==================   ==================

                 See accompanying Notes to Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                               2002                2001
                                                                          ---------------     ---------------
    Net sales                                                                $10,704,270        $   5,580,566
    Cost of sales                                                               6,838,914           3,774,507
                                                                          ---------------     ---------------
         Gross profit                                                           3,865,356           1,806,059
                                                                          ---------------     ---------------
    Operating expenses
         Royalties                                                                811,753             439,415
         Marketing                                                              1,306,507             892,857
         General and administrative                                             1,326,365           1,105,732
         Depreciation and amortization                                            130,417             123,625
                                                                          ---------------     ---------------
             Total operating expense                                            3,575,042           2,561,629
                                                                          ---------------     ---------------
             Income (loss) from operations                                        290,314            (755,570)
                                                                          ---------------     ---------------
    Other income (expense)
         Interest expense                                                         (14,918)            (26,269)
         Interest income                                                           23,778              39,251
                                                                          ---------------     ---------------
             Total other income (expense)                                           8,860              12,982
                                                                          ---------------     ---------------
    Income (loss) from continuing operations before income tax                    299,174            (742,588)
         Income tax expense (benefit)                                             119,670            (297,035)
                                                                          ---------------     ---------------
    Income (loss) from continuing operations                                      179,504            (445,553)
    Discontinued operations
         Loss on discontinued operations net of tax benefit ($82,471)                  --            (123,707)
                                                                          ---------------     ---------------
    Net income (loss)                                                      $      179,504        $   (569,260)
                                                                          ===============     ===============

    Weighted average number of common shares outstanding:
         Basic                                                                  3,581,677           3,579,032
                                                                          ===============     ===============
         Diluted                                                                3,863,073           3,579,032
                                                                          ===============     ===============
    Income (loss) from continuing operations per share
                                                                          ===============     ===============
         Basic                                                            $           .05     $          (.12)
                                                                          ===============     ===============
         Diluted                                                          $           .05     $          (.12)
                                                                          ===============     ===============
    Loss from discontinued operations per common share:
         Basic                                                                         --     $          (.04)
                                                                          ===============     ===============
         Diluted                                                                       --     $          (.04)
                                                                          ===============     ===============
    Net income (loss) per common share:
         Basic                                                            $           .05                (.16)
                                                                          ===============     ===============
         Diluted                                                          $           .05     $          (.16)
                                                                          ===============     ===============


                 See accompanying Notes to Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      2002                 2001
                                                                                  -----------------    -----------------
Cash flows from operating activities
     Net income (loss)                                                            $     179,504        $    (569,260)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization of property and equipment                        138,115              153,255
         Amortization of stock compensation expense                                          -                 3,780
         Provision for doubtful accounts                                                 22,500               55,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                           (465,899)             (12,347)
         Income tax receivable                                                                -             (386,606)
         Inventories                                                                    101,165             (211,964)
         Prepaid expenses and other                                                    (502,902)             (25,491)
         Accounts payable and accrued expenses                                        1,268,917             (123,701)
         Customer deposits                                                           (1,421,029)
         Income taxes payable                                                           119,670                   --
         Deferred rent                                                                   10,964               (2,165)
         Long term reserve for discontinued operations                                   (8,352)                  --
                                                                                -----------------    -----------------
Net cash used in operating activities                                                  (557,347)          (1,119,499)
                                                                                -----------------    -----------------
Cash flows from investing activities.
     Purchase of property and equipment                                                (146,525)            (145,909)
     Decrease (increase) in long-term deposits                                               --               14,274
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (146,525)            (131,635)
                                                                                -----------------    -----------------

Cash flows from financing activities
     Proceeds from term loans                                                           410,006            1,500,000
     Payments of capitalized leases                                                     (28,160)             (27,786)
     Payments of term loans                                                            (595,883)             (43,008)
     Proceeds from exercise of stock options                                              6,752                   --
                                                                                -----------------    -----------------
Net cash provided by (used in) financing activities                                    (207,285)           1,429,206
                                                                                -----------------    -----------------

Net increase (decrease) in cash and equivalents                                        (911,157)             178,072
Cash and equivalents, beginning of period                                             5,779,203            2,921,358
                                                                                -----------------    -----------------
Cash and equivalents, end of period                                              $    4,868,046       $    3,099,430
                                                                                =================    =================

Supplemental disclosure of cash flow information:
     Interest paid                                                               $       33,676       $        8,887
     Incomes taxes paid                                                          $           --                   --
Supplemental schedule of noncash investing and financing activities:
     Equipment acquired under capital leases                                     $           --       $       15,418



                 See accompanying Notes to Financial Statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1.       BASIS OF PRESENTATION

The balance sheet as of March 31, 2002, the statements of operations for the three months ended March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2002.

RECLASSIFICATION - Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.       NEW ACCOUNTING PRONOUCEMENTS

EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" issued by the Emerging Issues Task Force require certain sales incentives, slotting fees and cooperative advertising expenses to be classified as reductions to revenue rather than as expenses. The provisions of EITF 00-14 and EITF 00-25 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted EITF 00-14 and EITF 00-25 beginning January 1, 2002. For comparison purposes, the first quarter 2001 sales and operating expenses were reduced by $33,767 from previously reported results to comply with the provisions of EITF 00-14 and EITF 00-25. There was no impact to the Company's net income/(loss) as a result of the adoption of EITF 00-14 or EITF 00-25.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning January 1, 2002.

3.       INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at March 31, 2002 and December 31, 2001:

                                                                 March 31,            December 31,
                                                                    2002                  2001
                                                             -------------------  ------------------
         Finished goods                                           $ 1,887,150          $ 2,018,335
         Raw material                                               1,271,772            1,205,933
         Less allowance for discontinued inventory                   (604,385)            (568,566)
                                                             -------------------  ------------------

            Total                                                 $ 2,554,537          $ 2,655,702
                                                             ===================  ==================

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2002 and December 31, 2001:

                                                                     March 31,          December 31,
                                                                       2002                 2001
                                                                 ------------------  -------------------
          Accounts payable                                             $ 1,946,662        $    972,059
          Accrued payroll and related                                      194,815             192,691
          Accrued commissions and bonuses                                  402,212             294,583
          Royalties payable                                                278,710              20,051
          Current reserve for discontinued operations                       91,790             147,472
          Accrued joint advertising costs                                  210,652             199,892
          Accrued other taxes                                                5,918              35,094
                                                                 ------------------  -------------------
                                                                       $ 3,130,759         $ 1,861,842
                                                                 ==================  ===================

5.      LINE OF CREDIT

In February 2002, the Company extended its credit line with U.S. Bank National Association ("US Bank") to May 15, 2002. The credit line extension includes a decrease in the credit line from $2.5 million to $2.0 million and an increase in the interest rate from the US Bank prime rate to the US Bank prime rate plus 1%. The accounts receivable of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. The loan agreement contains financial covenants applicable to the credit line and outstanding term loans requiring the Company to maintain a minimum net worth of $9.75 million, minimum working capital of $7 million, a minimum current ratio of 2 to 1 and a maximum debt to equity ratio of .75 to 1. The Company is in compliance with the covenants as of March 31, 2002. There were no outstanding borrowings under the credit line at March 31, 2002 or

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

March 31, 2001. The Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. The ACH hold reduces the Company's ability to borrow against its credit line. US Bank has notified the Company that it will not renew or extend the credit line. The Company is currently negotiating a new credit line with another bank and there can be no assurances that the terms and conditions of the new credit line will be as favorable as the US Bank credit line. The Company anticipates that it will have a new line of credit in place by May 31, 2002.

6.      COMMITMENTS AND CONTINGENCIES

DEBT - In February 2002, the Company combined two outstanding term loans with US Bank into a single term loan. The term loans combined were a 48-month note with a 9.5% interest rate dated June 13, 2000 for $250,000 and 36-month note dated August 9, 2000 with a 9.5% interest rate for $400,000. The term loans were combined into a single term loan with a variable interest rate of US Bank prime rate plus 1% to be fully amortized over 24 months and due October 1, 2003.

7.       EARNING PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighed-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options using the treasury stock method were exercised or converted into common stock. Potential common shares in the diluted EPS are excluded in loss periods, as their effect would be anti-dilutive.

Basic and Diluted EPS was computed as follows:

                                                                 March 31,         March 31, 2001
                                                                    2002
                                                             -------------------  -----------------

         Net income (loss)                                        $   179,504         $   (569,260)
                                                             ===================  =================

         Weighted average shares for basic EPS                      3,581,677            3,579,032
                                                             ===================  =================

         Basic EPS                                                $       .05         $       (.16)
                                                             ==================   =================


         Weighted average shares for basic EPS                      3,581,677            3,579,032

         Plus Stock Options                                           281,396                   --
                                                             -------------------  -----------------

         Weighted average shares for diluted EPS                    3,863,073            3,579,032
                                                             ===================  =================

         Diluted EPS                                              $       .05         $       (.16)
                                                             ===================  =================

For the three months ended March 31, 2002 and 2001, shares related to stock options of 173,200 and 612,589 respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding adding new license properties, overall sales trends, gross margin trends and operating cost trends and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the Company's inability to obtain new licenses and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                                         THREE MONTHS ENDED MARCH 31,
                                                        2002                      2001
                                              ----------------------------------------------------
         Sales                                   $ 10,704,270   100%     $  5,580,566     100%
         Gross profit                               3,865,356    36         1,806,059      32
         Operating expenses                         3,575,042    33         2,561,629      46
         Operating income (loss)                      290,314     3          (755,570)    (14)
         Interest expense                             (14,918)   --           (26,269)     --
         Interest income                               23,778    --            39,251       1
         Inc. (loss) before inc. tax                  299,174     3          (742,588)    (13)
         Income tax exp. (benefit)                    119,670     1          (297,035)     (5)
         Income (loss) from cont. ops                 179,504     2          (445,553)     (8)
         Loss from disc operations                         --    --          (123,707)     (2)
         Net income                              $    179,504     2%     $   (569,260)    (10)%

FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND 2001:

SALES:

         DISTRIBUTION CHANNEL                    March 31,
                                           2002             2001
                                         % Sales           % Sales
                                       -------------    --------------
         Retail                            24%               40%
         Entertainment                     22%               33%
         Team                              10%               19%
         Promotion                         44%               8%

         Sales increased $5.1 million, or 92%, for the first quarter

2002 from sales for the first quarter 2001. The increase in sales was due to an increase in promotion sales (up 1,169%), entertainment sales (up 29%) and retail sales (up 16%), and an increase in team sales (up 7%). Promotion sales were up due to several bobblehead doll promotions, including a national 21 million piece mini-bobblehead doll promotion for Kraft's Post cereal division that is split between the first quarter 2002 and the second quarter 2002. The other promotions were regional promotions for quick serve restaurants tied to the Sacramento Kings basketball team and Colorado Avalanche hockey club. With the conclusion of the Kraft promotion and other promotions currently in process, the Company expects another significant increase in promotion sales in the second quarter 2002 versus the second quarter 2001. Entertainment sales were up due to sales to Disney increasing as the result of being the primary vendor in the first quarter 2002 for the Disney Store's year-round pin product line. The Company does not expect to continue as the sole vendor for the year-round pin product line, but does expect to continue to do select pins for the Disney Store. The company anticipates producing another third quarter 2002 promotion as the Company has done the past three years. Retail sales were up due to increased sales to Target and The Sports Authority which more than offset decreases in sales to Toys "R" Us and Wal-Mart. The Company anticipates Wal-Mart sales to increase in the second quarter 2002, with sales of Scooby Doo and Spiderman merchandise to support end-cap promotions within the stores. Team sales were up in large part from increased sales to Major League Baseball teams and concessionaires. The Company expects moderate growth in this area coming from sales of its new souvenir batting helmets in the third quarter 2002 and from sales of NFL merchandise in the third and fourth quarter 2002.

         PRODUCT LINE SALES                       March 31
                                           2002             2001
                                         % Sales          % Sales
                                       -------------    --------------
         Football                          14%               27%
         Baseball                          13%               17%
         Basketball                         6%               10%
         Bobbleheads                       25%               --
         Lapel pins                        12%               11%
         Playground balls                  13%               19%
         Soccer/volleyball                  1%               8%
         Other                             16%               8%
                                       -------------    --------------
         Total                             100%             100%
                                       =============    ==============

         During the first quarter 2002, the Company realized product sales increases in pins (up 109%), bobbleheads (up 100%), baseball (up 39%), playground balls (up 32%), basketball (up 13%), and footballs (up 1%), with an offsetting decline in soccer balls (down 76%) compared to the first quarter 2001.

GROSS PROFIT:

         Gross profit increased $2.1 million, or 114%, for the first quarter 2002 from gross profit for the first quarter 2001. Gross profit as a percentage of sales increased to 36% for the first quarter 2002 from 32% for the first quarter 2001. The increase in gross margin was due to higher margins on all of the Company's main product lines, including a nine percentage point increase in playground ball margins. Increases in gross margin were reduced by the lower than average gross margin on the Post mini-bobblehead doll promotion. Promotions of the size of the Post promotion typically carry lower gross margins than the Company's other areas of business. The Post promotion will conclude in the second quarter 2002. Due to the structure of the Post promotion, the gross margin on the project in the second quarter 2002 will be two percentage points lower than in the first quarter 2002. Depending on the volume and margin rates of the Company's other types of sales, its overall gross margin, for the second quarter 2002 only, may be a few percentage points lower than the first quarter 2002 gross margin.

OPERATING EXPENSES:

         Total operating expenses increased $1.0 million, or 40%, for the first quarter 2002 from total operating expenses for the first quarter 2001. Total operating expenses as a percentage of sales decreased to 33% for the first quarter 2002 from 46% for the first quarter 2001. The increase in total operating expenses is primarily due to an increase in royalties, commissions, and personnel and salary related items. Non-revenue and non-salary related operating expenses decreased by 4% for the first quarter 2002 compared to the first quarter 2001.

         Royalty expenses increased $.4 million, or 85%, for the first quarter 2002 from royalty expenses for the first quarter 2001. Royalty expenses as a percentage of sales remained constant at 8% for both the first quarter 2002 and 2001. The increase in royalty expense was the result of higher sales.

         Marketing expenses increased $.4 million, or 46%, for the first quarter 2002 from marketing expenses for the first quarter 2001. Marketing expenses as a percentage of sales decreased to 12% for the first quarter 2002 from 16% for the first quarter 2001. The increase in marketing expenses is attributable to sample expense, salary related items and commission expenses.

         General and administrative expenses increased $.2 million, or 20%, for the first quarter 2002 from general and administrative expenses for the first quarter 2001. The increase is primarily attributable to salary-related items. General and administrative expenses as a percentage of sales decreased to 12% for the first quarter 2002 from 20% for the first quarter 2001. The decrease was primarily due to higher sales in the first quarter 2002 compared to the first quarter 2001.

OTHER INCOME (EXPENSE):

         Interest expense decreased by 43% for the first quarter 2002 from interest expense for the first quarter 2001. This decrease reflects a decrease in the amount outstanding on Fotoball's debt and capital lease obligations as further discussed under "Liquidity and Capital Resources". There were no outstanding borrowings under the line of credit for the periods ending March 31, 2002 and March 31, 2001.

         Interest income decreased by 39% for the first quarter 2002, from interest income for the first quarter 2001. Excess cash is deposited into an interest-bearing depository account. The decrease was due to lower interest rates during the first quarter 2002 compared to the first quarter 2001.

INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax expense of $.1 million for the first quarter 2002 calculated at an effective tax rate of 40% compared to an income tax benefit of $.3 million for the prior year period, calculated at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital remained at $9.9 million at December 31, 2001 and March 31, 2002.

         Cash and equivalents aggregated $4.9 million at March 31, 2002, a decrease of $.9 million from cash and equivalents of $5.8 million at December 31, 2001. This decrease in cash was the result of $.6 million used in operations, primarily consisting of a $.2 million net income, a $.5 million increase in accounts receivables, and a $1.3 million increase in accounts payable and accrued expenses, a $1.4 million decrease in customer deposits, $.1 million used in purchasing property and equipment and $.2 million used in the payment of capital leases and term loans.

         At March 31, 2002, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $1.2 million in the aggregate through 2005, of which $.6 million is due at various times during 2002. Based upon anticipated increases in sales, management expects these guaranteed royalties to be funded from operating cash flows.

         In February 2002, the Company extended its credit line with U.S. Bank National Association ("US Bank") to May 15, 2002. The credit line extension includes a decrease in the credit line from $2.5 million to $2.0 million and an increase in the interest rate from the US Bank prime rate to the US Bank prime rate plus 1%. The accounts receivable of the Company collateralize this credit line and actual borrowings are limited to available collateral, as defined in the agreement. The loan agreement contains financial covenants applicable to the credit line and outstanding term loans requiring the Company to maintain a minimum net worth of $9.75 million, minimum working capital of $7 million, a minimum current ratio of 2 to 1 and a maximum debt to equity ratio of .75 to 1. The Company is in compliance with the covenants as of March 31, 2002. There were no outstanding borrowings under the credit line at March 31, 2002 or March 31, 2001. The Company has a $150,000 Automatic Clearing House ("ACH") hold on its credit line relating to funding its payroll on a semi-monthly basis. The ACH hold reduces the Company's ability to borrow against its credit line. US Bank has notified the Company that it will not renew or extend credit line. The Company is currently negotiating a new credit line with another bank and there can be no assurances that the terms and conditions of the new credit line will be as favorable as the US Bank credit line. The Company anticipates that it will have a new line of credit in place by May 31, 2002.

         Management believes the Company's existing cash position and credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through the end of March 31, 2003.



ITEM 3.       QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk relates to interest rate risk with its variable rate term loans and credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of March 31, 2002, the Company's only variable rate debt outstanding was the $1.5 million remaining balance on its term loans. There were no outstanding borrowings under the credit line as of March 31, 2002. A 10% change in future interest rates on the variable rate term loans would not lead to a material decrease in future earnings assuming all other factors remained constant.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits
                  None


              (b) Reports on Form 8-K for the three months ended March 31, 2002
                           Change in Auditor; Filed March 12, 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FOTOBALL USA, INC
                         -----------------------------------
                                   (Registrant)


Dated: May 13, 2002     BY:   /s/ Michael Favish
                              ------------------
                              Michael Favish
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)


Dated: May 13, 2002     BY:   /s/ Thomas R. Hillebrandt
                              -------------------------
                              Thomas R. Hillebrandt
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)