Form 10-Q
period 2002-06-30
FOTOBALL USA INC
filed 2002-08-14
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    --------------------
                         Commission file number 0-24608

                               FOTOBALL USA, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     33-0614889
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                   6740 Cobra Way, San Diego, California 92121
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (858) 909-9900
                            ------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of July 31, 2002, the Company had 3,608,667 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX


                                                                                                             Page No.
                                                                                                             -------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001                                 3

              Statements of Operations for the three and six months ended
                  June 30, 2002 and 2001 (unaudited)                                                               4

              Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001 (unaudited)                                                               5

              Notes to Financial Statements (unaudited)                                                        6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10 -15

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                           15

PART II.       OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 16

     Item 6.  Exhibits and Reports on Form 8-K                                                                    16

SIGNATURES                                                                                                        17

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               FOTOBALL USA, INC.
                                 BALANCE SHEETS

                                                                         June 30, 2002      December 31, 2001
                                                                          (unaudited)
                                                                       ------------------   ------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                $     3,471,143      $     5,779,203
     Accounts receivable less uncollectible allowances of $219,784 in
           2002 and $198,441 in 2001                                           4,590,295            3,705,873
     Income tax and other receivable                                              21,123              359,400
     Inventories                                                               5,024,292            2,655,702
     Prepaid expenses and other                                                  330,352            1,165,209
     Deferred income taxes                                                       951,000              951,000
                                                                       ------------------   ------------------
         Total current assets                                                 14,388,205           14,616,387

Property and equipment, net                                                    2,181,460            2,225,106
Deposits and other assets                                                        158,995              158,995
                                                                       ------------------   ------------------
                                                                          $   16,728,660       $   17,000,488
                                                                       ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                               $     3,145,697      $     1,861,842
     Customer deposits                                                           334,189            1,978,779
     Income taxes payable                                                        173,009                   --
     Current portion of line of credit                                            54,398                   --
     Current portion of long-term debt                                                --              741,368
     Current portion of capital leases                                            74,877               92,773
                                                                       ------------------   ------------------
         Total current liabilities                                             3,782,170            4,674,762
                                                                       ------------------   ------------------

Long-term liabilities
     Line of credit, net of current portion                                      900,000                   --
     Long-term debt, net of current portion                                           --              927,145
     Capital leases, net of current portion                                      149,703              183,775
     Deferred rent                                                               270,033              248,105
     Deferred income taxes                                                       121,000              121,000
     Long-term reserve for discontinued operations                                 7,991               24,290
                                                                       ------------------   ------------------
         Total long-term liabilities                                           1,448,727            1,504,315
                                                                       ------------------   ------------------
         Total liabilities                                                     5,230,897            6,179,077
                                                                       ------------------   ------------------

Stockholders' equity
     Preferred stock, $.01 par value;
         Authorized - 1,000,000 shares; issued and outstanding-none                   --                   --
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,600,500 shares at June 30 2002;
         3,580,033 at December 31, 2001                                           36,005               35,800
     Additional paid-in capital                                               11,720,770           11,680,337
     Accumulated deficit                                                        (259,012)            (894,726)
                                                                       ------------------   ------------------
         Total stockholders' equity                                           11,497,763           10,821,411
                                                                       ------------------   ------------------
                                                                          $   16,728,660       $   17,000,488
                                                                       ==================   ==================

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                             2002                 2001              2002                2001
                                                        ----------------    -----------------  ---------------     ----------------
Net sales                                                  $ 14,274,321         $ 7,322,369      $  24,978,592       $ 12,902,935
Cost of sales                                                 9,135,471           4,962,699         15,974,386          8,737,206
                                                        ----------------    -----------------  ---------------     ----------------
     Gross profit                                             5,138,850           2,359,670          9,004,206          4,165,729
                                                        ----------------    -----------------  ---------------     ----------------
Operating expenses
     Royalties                                                1,082,203             538,194          1,893,956            977,608
     Marketing                                                1,372,337             772,897          2,678,844          1,665,754
     General and administrative                               1,807,655           1,220,644          3,134,020          2,326,377
     Depreciation and amortization                              127,718             125,138            258,135            248,763
                                                        ----------------    -----------------  ---------------     ----------------
         Total operating expense                              4,389,913           2,656,873          7,964,955          5,218,502
                                                        ----------------    -----------------  ---------------     ----------------
         Income (loss) from operations                          748,937            (297,203)         1,039,251         (1,052,773)
                                                        ----------------    -----------------  ---------------     ----------------
Other income (expense)
     Interest expense                                           (11,161)            (26,051)           (26,080)          (52,320)
     Interest income                                             22,573              28,319             46,352            67,570
                                                        ----------------    -----------------  ---------------     ----------------
         Total other income (expense)                            11,412               2,268             20,272            15,250
                                                        ----------------    -----------------  ---------------     ----------------
Income (loss) from continuing operations
          before income tax                                     760,349            (294,935)         1,059,523         (1,037,523)
     Income tax expense (benefit)                               304,140                  --            423,809           (297,035)
                                                        ----------------    -----------------  ---------------     ----------------
Income (loss) from continuing operations                        456,209            (294,935)           635,714           (740,488)
Discontinued operations
     Loss on discontinued operations
          net of tax benefit
          ($0;$82,471 respectively                                   --            (200,625)                --           (324,332)
                                                        ----------------    -----------------  ---------------     ----------------

Net income (loss)                                         $     456,209          $ (495,560)     $     635,714        $(1,064,820)
                                                        ================    =================  ===============     ================

Weighted average number of common shares outstanding:
     Basic                                                    3,594,460           3,579,303          3,588,104          3,579,168
                                                        ================    =================  ===============     ================
     Diluted                                                  3,946,857           3,579,303          3,905,549          3,579,168
                                                        ================    =================  ===============     ================
Income (loss) from continuing operations per share
     Basic                                              $          .13      $         (.08)    $          .18      $         (.21)
                                                        ================    =================  ===============     ================
     Diluted                                            $          .12      $         (.08)    $          .16      $         (.21)
                                                        ================    =================  ===============     ================
Loss from discontinued operations per common share:
     Basic                                              $           --      $         (.06)    $           --      $         (.09)
                                                        ================    =================  ===============     ================
     Diluted                                            $           --      $         (.06)    $           --      $        (.09)
                                                        ================    =================  ===============     ================
Net income (loss) per common share:
     Basic                                              $          .13      $         (.14)    $          .18      $        (.30)
                                                        ================    =================  ===============     ================
     Diluted                                            $          .12      $         (.14)    $          .16      $        (.30)
                                                        ================    =================  ===============     ================

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                      2002                 2001
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net income (loss)                                                            $     635,714       $   (1,064,819)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization of property and equipment                        275,510              308,509
         Stock-based compensation                                                            -                 3,780
         Provision for doubtful accounts                                                 45,000               29,500
     Changes in operating assets and liabilities:
         Accounts receivable                                                           (929,422)            (351,208)
         Income tax and other receivable                                                338,277              (74,006)
         Inventories                                                                 (2,368,590)            (229,324)
         Prepaid expenses and other                                                     834,857             (110,915)
         Accounts payable and accrued expenses                                        1,283,855             (106,157)
         Customer deposits                                                           (1,644,590)                  --
         Income taxes payable                                                           173,009                   --
         Deferred rent                                                                   21,928               (4,331)
         Long term reserve for discontinued operations                                  (16,299)                  --
                                                                                -----------------    -----------------
Net cash used in operating activities                                                (1,350,751)          (1,598,971)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                (231,864)            (199,296)
     Decrease in long-term deposits                                                          --               14,274
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (231,864)            (185,022)
                                                                                -----------------    -----------------

Cash flows from financing activities:
     Proceeds from line of credit                                                       954,398                   --
     Proceeds from long-term debt                                                       410,006            1,500,000
     Payments on capitalized leases                                                     (51,968)             (53,709)
     Payments on long-term loans                                                     (2,078,519)             (87,046)
     Proceeds from exercise of stock options                                             40,638                1,126
                                                                                -----------------    -----------------
Net cash provided by (used in) financing activities                                    (725,445)           1,360,371
                                                                                -----------------    -----------------

Net decrease in cash and equivalents                                                 (2,308,060)            (423,622)
Cash and equivalents, beginning of period                                             5,779,203            2,921,358
                                                                                -----------------    -----------------
Cash and equivalents, end of period                                                $  3,471,143         $  2,497,736
                                                                                =================    =================

Supplemental disclosure of cash flow information:
     Interest paid                                                              $        67,840      $        79,916
     Incomes taxes paid                                                         $       250,000      $            --

Supplemental schedule of noncash investing and financing activities-
     equipment acquired under capital leases                                    $            --      $        15,418

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.      BASIS OF PRESENTATION
        ---------------------

        The balance sheet as of June 30, 2002, the statements of operations for the three and six months ended June 30, 2002 and 2001, and the statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all entries (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the period. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets, allowance for bad debt and uncollectible receivables, allowance for sales returns and the provision for discontinued and obsolete inventories. Actual results could differ from these estimates.

        The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2002.

        RECLASSIFICATION - Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2.      NEW ACCOUNTING PRONOUNCEMENTS
        -----------------------------

        EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" issued by the Emerging Issues Task Force require certain sales incentives, slotting fees and co-operative advertising expenses to be classified as reductions to revenue rather than as expenses. The provisions of EITF 00-14 and EITF 00-25 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted EITF 00-14 and EITF 00-25 on January 1, 2002. For comparison purposes, the three months ending June 30, 2001 sales and operating expenses were reduced by $41,384 from previously reported results to comply with the provisions of EITF 00-14 and EITF 00-25. For the six months ending June 30, 2001 sales and operating expenses were reduced by $75,152. There was no impact to the Company's net income/(loss) as a result of the adoption of EITF 00-14 or EITF 00-25.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to certain legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

        reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans to adopt the provisions of SFAS 143 beginning January 1, 2003 and does not expect it will have a material impact on the results of operations or financial position.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

        In April 2002, the FASB issued statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS 13 to require that certain lease modifications that have economic effect similar to sale lease-back transactions be accounted for in the same manner as sales lease-back transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption of the provisions related to the recession of SFAS 4 encouraged. The Company does not anticipate that the adoption of SFAS 145 will have a material effect on the Company's financial statements.

3.      INVENTORIES
        -----------

        Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at June 30, 2002 and December 31, 2001:

                                                                          June 30,            December 31,
                                                                            2002                  2001
                                                                      ------------------  -------------------
         Finished goods                                                    $ 4,291,080         $ 2,018,335
         Raw material                                                        1,383,846           1,205,933
         Less allowance for discontinued and obsolete inventory               (650,634)           (568,566)
                                                                      ------------------  -------------------
           Total                                                           $ 5,024,292         $ 2,655,702
                                                                      ==================  ===================

4.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES
        -------------------------------------

        Accounts payable and accrued expenses consisted of the following at June 30, 2002 and December 31, 2001:

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                     June 30,            December 31,
                                                                       2002                 2001
                                                                -------------------  -------------------
          Accounts payable                                            $ 1,843,551         $    972,059
          Accrued payroll and benefit expenses                            201,808              192,691
          Accrued commissions and bonuses                                 750,166              294,583
          Royalties payable                                                 7,804               20,051
          Current reserve for discontinued operations                      62,373              147,472
          Accrued joint advertising costs                                 260,494              199,892
          Accrued other taxes                                              19,501               35,094
                                                                -------------------  -------------------
                                                                      $ 3,145,697          $ 1,861,842
                                                                ===================  ===================

5.      LINE OF CREDIT
        --------------

        The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line at June 30, 2002 or when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate plus .5% (5.25% as of June 30, 2002). The credit line contains a special sublimit of $1.2 million that is reduced by $.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling six month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The Company is in compliance with the covenants as of June 30, 2002. The $1 million borrowed under the special sublimit was the only outstanding borrowings under the credit line at June 30, 2002.

6.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

        DEBT - On June 26, 2002 the Company refinanced the $1 million outstanding on its $1.5 million term loan with US Bank under its credit line with Comerica as detailed in Note 5 above. On June 27, 2002, the Company paid off the $.3 million outstanding on its $.4 million term loan with US Bank. As of June 30, 2002 the Company's only bank debt outstanding consisted of the $1 million borrowed under the Comerica credit line.

7.      EARNING PER SHARE
        -----------------

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options using the treasury stock method were exercised or converted into common stock. Potential common shares in the diluted EPS are excluded in loss periods, as their effect would be anti-dilutive.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Basic and Diluted EPS was computed as follows:

                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                -----------------------------------  ------------------------------------
                                                      2002              2001               2002               2001
                                                ----------------- -----------------  -----------------  -----------------
Net income (loss)                                  $     456,209       $ (495,560)      $     635,714     $   (1,064,820)
                                                ================= =================  =================  =================

Weighted average shares for basic EPS                  3,594,460         3,579,303          3,588,104          3,579,168
                                                ================= =================  =================  =================

Basic EPS                                       $            .13  $         (.14)    $            .18   $         (.30)
                                                ================= =================  =================  =================


Weighted average shares for basic EPS                  3,594,460         3,579,303          3,588,104          3,579,168

Plus Stock Options                                       352,397                --            317,445                 --
                                                ----------------- -----------------  -----------------  -----------------

Weighted average shares for diluted EPS                3,946,857         3,579,303          3,905,549          3,579,168
                                                ================= =================  =================  =================

Diluted EPS                                     $            .12  $         (.14)    $            .16   $         (.30)
                                                ================= =================  =================  =================

For the three months ended June 30, 2002 and 2001 shares related to stock options of 93,200 and 308,701, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive. For the six months ending June 30, 2002 and 2001 shares related to stock options of 110,200 and 308,701, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

        This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding adding new license properties, overall sales trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the Company's inability to obtain new licenses, the prospect of a Major League Baseball players' strike and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Report on Form 10-Q for the quarter ended March 31 2002.

        RESULTS OF OPERATIONS:

             The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                         THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                        2002                     2001                      2002                     2001
                              ------------------------- ------------------------ ------------------------- ----------------------
Net sales                        $ 14,274,321    100%        $7,322,369   100%      $ 24,978,592    100%     $ 12,902,935    100%
Cost of sales                       9,135,471     64          4,962,699    68         15,974,386     64         8,737,206     68
Operating expenses                  4,389,913     31          2,656,873    36          7,964,955     32         5,218,502     40
Operating income (loss)               748,937      5           (297,203)   (4)         1,039,251      4        (1,052,773)    (8)
Interest expense                      (11,161)    --            (26,051)   --            (26,080)    --           (52,320)    --
Interest income                        22,573     --             28,319    --             46,352     --            67,570     --
Inc. (loss) from continuing
operations before inc. tax            760,349      5           (294,935)   (4)         1,059,523      4        (1,037,523)    (8)
Income tax exp. (benefit)             304,140      2                 --    --            423,809      2          (297,035)     2
Loss on discontinued ops                   --     --           (200,625)   (3)                --     --          (324,332)     3
Net income (loss)               $     456,209      3%        $ (495,560)   (7%)    $     635,714      3%     $ (1,064,820)    (8%)

        FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:

        SALES:


         DISTRIBUTION CHANNEL % OF SALES                    THREE MONTHS ENDED JUNE 30,
                                                           2002                   2001
         Retail                                            24%                    33%
         Entertainment                                     25%                    34%
         Team                                              14%                    21%
         Promotion                                         37%                    12%

              Sales increased $7.0 million, or 95%, for the second quarter 2002 from sales for the second quarter 2001. The increase in sales was due to an increase in promotion sales (up 537%), entertainment sales (up 42%), retail sales (up 39%), and in team sales (up 30%). Promotion sales were up due to several bobblehead doll promotions, including a national 21 million piece mini-bobblehead doll promotion for Kraft's Post cereal division that was completed in the second quarter 2002. The other promotions were regional promotions for quick serve restaurants tied to the San Francisco Giants, Cleveland Indians and the St. Louis Cardinals baseball teams. Entertainment sales were up due to greater penetration of pins into the Disney resort properties as well as a special Super Bowl program done in association with Sports Illustrated. Retail sales were up due to increased sales to Walmart and The Sports Authority which more than offset decreases in sales to Toys "R" Us and Target. Team sales were up in large part from increased sales to Major League Baseball teams and concessionaires.

        PRODUCT LINE % OF SALES                          Three Months Ended June 30,
                                                           2002                 2001
         Footballs                                          9%                  12%
         Baseballs                                         16%                  30%
         Basketballs                                        9%                  13%
         Bobbleheads                                       33%                   --
         Helmets                                            2%                   --
         Collector pins                                    10%                  11%
         Playground balls                                  14%                  17%
         Soccer/volleyballs                                 3%                  11%
         Other                                              4%                   6%
                                                       -------------        -------------
         Total                                             100%                 100%
                                                       =============        =============

              The Company realized product sales increases in the second quarter 2002 versus the second quarter 2001 from new product lines (bobbleheads and helmets) and from collector pins (up 90%), playground balls (up 62%), basketballs (up 45%), footballs (up 42%) and baseballs (up 3%) with an offsetting decline in soccer/volleyballs (down 53%).

        GROSS PROFIT:

              Gross profit increased $2.8 million, or 118%, for the second quarter 2002 from gross profit for the second quarter 2001. Gross profit as a percentage of sales increased to 36% for the second quarter 2002 from 32% for the second quarter 2001. The increase in gross margin was due to higher margins on all of the Company's main product lines, including a seven percentage point increase in playground ball gross margins and a five percentage point increase in collector pin gross margins. Increases in gross margin were reduced by the lower than average gross margin on promotional sales. Promotions typically carry lower gross margins than the Company's other areas of business.

        OPERATING EXPENSES:

              Total operating expenses increased $1.7 million, or 65%, for the second quarter 2002 from total operating expenses for the second quarter 2001. The increase in total operating expenses is primarily due to an increase in royalties, commissions, and personnel and salary related items. Total operating expenses as a percentage of sales decreased to 31% for the second quarter 2002 from 36% for the second quarter 2001. Non-revenue and non-salary related operating expenses increased by 3% for the second quarter 2002 compared to the second quarter 2001.

              Royalty expenses increased $.5 million, or 101%, for the second quarter 2002 from royalty expenses for the second quarter 2001. The increase in royalty expense was the result of higher sales. Royalty expenses as a percentage of sales increased to 8% for the second quarter 2002 as compared to 7% for the second quarter 2001.

              Marketing expenses increased $.6 million, or 78%, for the second quarter 2002 from marketing expenses for the second quarter 2001. The increase in marketing expenses is attributable to salary related items resulting from increased headcount and higher bonus accruals and commission expenses. Marketing expenses as a percentage of sales decreased to 10% for the second quarter 2002 from 11% for the second quarter 2001.

              General and administrative expenses increased $.6 million, or 48%, for the second quarter 2002 from general and administrative expenses for the second quarter 2001. The increase is primarily attributable to salary-related items resulting from increased headcount and higher bonus accruals. General and administrative expenses as a percentage of sales decreased to 13% for the second quarter 2002 from 17% for the second quarter 2001.

        OTHER INCOME (EXPENSE):

              Interest expense decreased by 57% for the second quarter 2002 from interest expense for the second quarter 2001. This decrease reflects a decrease in the amount outstanding on Fotoball's debt and capital lease obligations as further discussed under "Liquidity and Capital Resources". As of June 30, 2002 there was $954,000 outstanding under the credit line.

              Interest income decreased by 20% for the second quarter 2002, from interest income for the second quarter 2001. Excess cash is deposited into an interest-bearing depository account. The decrease was due to lower interest rates during the second quarter 2002 compared to the second quarter 2001.

        INCOME TAX EXPENSE (BENEFIT):

              The Company recorded income tax expense of $.3 million for the second quarter 2002 calculated at an effective tax rate of 40% compared to no income tax for the second quarter 2001.


        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001:

        SALES:

         DISTRIBUTION CHANNEL % OF SALES                  Six Months Ended June 30,
                                                           2002               2001
         Retail                                            24%                37%
         Entertainment                                     24%                34%
         Team                                              12%                20%
         Promotion                                         40%                 9%

              Sales increased by $12 million, or 94%, for the six months ending June 30, 2002 as compared to the six months ending June 30, 2001. The increase was due to increases in all channels of distribution. Promotion sales increased $8.8 million (up 729%), entertainment sales increased $1.6 million (up 36%), retail sales increased $1.3 million (up 28%) and team sales increased $.5 million (up 21%) as compared to the six months ending June 30, 2001. Promotional sales increased due to several bobblehead programs for Kraft's Post cereal division and other regional quick serve restaurants. The Company does not anticipate promotional sales in the second half of 2002 to be at the level of promotional sales in the first half of 2002. Entertainment sales increased for the first half of 2002 versus the same period of 2001 due to better penetration of collector pins into the Disney resort properties, as well as higher sales of collector pins to the Disney Store in the first half of 2002. The company anticipates producing another third quarter 2002 promotion for the Disney Store as the Company has done the past three years. Retail sales increases were due to increases in sales to Walmart and The Sports Authority, which more than offset lower sales to Toys R Us. Team sales increased for the six months ending June 30, 2002 from the same period in 2001 due to higher sales to concessionaires and Major League baseball teams. The Company expects moderate growth in this area coming from sales of its new souvenir batting helmets in the third quarter of 2002 and from sales of NFL merchandise in the third and fourth quarter of 2002.

              The company has been working on a bobblehead doll promotion for a New York area quick serve restaurant Co-op that originally was scheduled to run beginning the week of June 10, 2002. The promotion has been rescheduled to run beginning August 9, 2002, but the Company has incurred additional manufacturing costs and has agreed to buy back a limited number of dolls if they do not sell. The Company anticipates that any buy back of dolls will have an immaterial impact on its results.

              A Major League Baseball players' strike would negatively impact the Company's sales of Major League Baseball merchandise mostly in the team, retail and promotional sales areas. The full impact would depend on the length of the strike. The Company believes an increase in retail and team National Football League merchandise sales would offset some of the decrease in Major League Baseball merchandise sales in the second half of 2002.

              For the first time, the Company recently entered into a retail and promotional licensing agreement with the National Basketball Association under which Fotoball will retain the right to produce and distribute mini-bobblehead dolls, pencil bobbles and lollipop light-up candy. The company also recently expanded their licensing rights with the NFL to include mini-bobblehead dolls as well as collector pins commemorating Super Bowl XXXVII in 2003.

         PRODUCT LINE % OF SALES                          Six Months Ended June 30,
                                                           2002               2001
         Footballs                                         11%                19%
         Baseballs                                         14%                28%
         Basketballs                                        8%                11%
         Bobbleheads                                       35%                 --
         Helmets                                            1%                 --
         Collector pins                                    11%                11%
         Playground balls                                  13%                18%
         Soccer/volleyballs                                 2%                10%
         Other                                              5%                 3%
                                                       -------------      -------------
         Total                                             100%               100%
                                                       =============      =============

              The Company realized product sales increases in the first half of 2002 versus the first half of 2001 from new product lines (bobbleheads and helmets) and from collector pins (up 96%), playground balls (up 47%), basketballs (up 32%) and footballs (up 12%) with offsetting declines in soccer/volleyballs (down 55%) and baseball (down 2%) compared to the first half of 2001.

GROSS PROFIT:

              Gross profit increased $4.8 million, or 116%, for the first half of 2002 from the gross profit for the first half of 2001. Gross profit as a percentage of sales increased to 36% for the first half of 2002 from 32% for the first half of 2001. The increase in gross margin is due to higher margins on all the Company's main product lines. This was offset by lower margins in our promotional projects which is typical of large promotional sales. The Company anticipates its gross margins in the second half of 2002 will remain at least as high as the first half 2002 rate and may increase depending on the volume of National Football League merchandise sold and the volume of promotional sales.

        OPERATING EXPENSE:

              Total operating expenses increased $2.7 million, or 53%, for the first half of 2002 as compared to the first half of 2001. The increase in total operating expenses is primarily due to increased royalty and commission expenses related to higher revenue and personnel and salary related items. Total operating expenses as a percentage of sales decreased to 32% for the first half of 2002 from 40% from the first half of 2001. Non-revenue and non-salary related operating expenses decreased by 1% for the first half of 2002 compared to the first half of 2001.

              Royalty expenses increased $.9 million, or 94%, for the first half of 2002 versus the first half of 2001. Royalty expense increased due to the increase in revenue. Royalty expense as a percentage of sales remained constant at 8% for both the first half of 2002 and 2001.

              Marketing expenses increased $1.0 million, or 61%, for the first half of 2002 compared to the first half of 2001. The increase in marketing expenses is attributable to higher salary and salary related items resulting from increased headcount and higher bonus accruals and commission expense. Marketing expenses as a percentage of sales decreased to 11% for the first half of 2002 from 13% for the first half of 2001.

              General and administrative expenses increased $.8 million, or 35%, for the first half of 2002 compared to the first half of 2001. The increase is primarily related to salary and salary related items resulting from increased headcount and higher bonus accruals. General and administrative expenses as a percentage of sales decreased to 13% for the first half of 2002 from 18% for the first half of 2001.

        OTHER INCOME (EXPENSES):

              Interest expense decreased by 50% for the first half of 2002 compared to the first half of 2001. This decrease reflects a decrease in the amount of Fotoball's debt and capital lease obligations as discussed under "Liquidity and Capital Resources".

              Interest income decreased by 31% for the first half of 2002 from the interest income for the first half of 2001. Excess cash is deposited in an interest-bearing account. The decrease reflects lower interest rates in the first half of 2002 versus the first half of 2001.

        INCOME TAX EXPENSE (BENEFIT):

              The Company recorded income tax expense of $.4 million for the first half of 2002 calculated at an effective tax rate of 40% compared to an income tax benefit of $.3 million for the first half of 2001 calculated at an effective tax rate of 29%.

         LIQUIDITY AND CAPITAL RESOURCES:

              The Company's net working capital increased to $10.6 million at June 30, 2002 from $9.9 million at December 31, 2001. Cash and equivalents aggregated $3.5 million at June 30, 2002, a decrease of $2.3 million from cash and equivalents of $5.8 million at December 31, 2001. This decrease in cash was the result of $1.4 million used in operations, $.2 million used in purchasing property and equipment and $.7 million used in financing activities.

              At June 30, 2002, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $.9 million in the aggregate through 2005, of which $.2 million is due at various times during 2002. Management expects these guaranteed royalties to be funded from operating cash flows.

              The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line at June 30, 2001 or when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate plus .5%. The credit line contains a special sublimit of $1.2 million that is reduced by $.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on a $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling six month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" includes amounts outstanding under the credit line except for the special sublimit. The Company is in compliance with the covenants as of June 30, 2002. The $1 million borrowed under the special sublimit was the only outstanding borrowings under the credit line at June 30, 2002.

              Management believes the Company's existing cash position and credit facility, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs through June 30, 2003.

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              The Company's exposure to market risk relates to interest rate risk with its variable rate credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of June 30, 2002, the Company's only variable rate debt outstanding was the $1 million outstanding balance on its credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

                           PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders of the Company was held on May 21, 2002 at the Wyndham Garden Hotel located at 5975 Lusk Boulevard, San Diego, California. The matters considered at the meeting consisted of the following:

              To elect one (1) director of the Company to hold office until the 2005 Annual Meeting of Stockholders and until the election and qualification of his successor. The results of the voting were as follows:

         Nominee                    For             Against            Abstain          Total Votes
         Joel K. Rubenstein         3,233,490        --                5,470            3,238,960

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                     (a) Exhibits
                           10.10(12) Loan and Security Agreement and Variable Rate Single Payment Note with Comerica
                           99.1 CEO  Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                     906 of the Sarbanes-Oxley Act Of 2002
                           99.2 CFO  Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                                     906 of the Sarbanes-Oxley Act Of 2002

                     (b) Reports on Form 8-K for the three months ended June 30, 2002
                                     None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FOTOBALL USA, INC
                                           -----------------------------------
                                                       (Registrant)


Dated: August 14, 2002                      BY:      /s/ Michael Favish
                                                     ------------------
                                                     Michael Favish
                                                     Chairman and Chief Executive Officer
                                                     (Principal Executive Officer)


Dated: August 14, 2002                      BY:      /s/ Thomas R. Hillebrandt
                                                     -------------------------
                                                     Thomas R. Hillebrandt
                                                     Senior Vice President and Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)