Form 10-Q
period 2002-09-30
FOTOBALL USA INC
filed 2002-11-14
CIK 922251

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

        For the transition period from                  to
                                        ---------------     --------------------

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

                   6740 Cobra Way, San Diego, California 92121
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (858) 909 - 9900
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of October 31, 2002, the Company had 3,609,834 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX


                                                                                                              Page No.
                                                                                                              --------
PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001                            3

              Statements of Operations for the three and nine months ended
                  September 30, 2002 and 2001 (unaudited)                                                          4

              Statements of Cash Flows for the nine months ended
                  September 30, 2002 and 2001 (unaudited)                                                          5

              Notes to Financial Statements (unaudited)                                                        6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10 -15

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                           15

     Item 4.   Evaluation of Disclosure Controls and Procedures                                                   15

PART II.       OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                                    16

SIGNATURES                                                                                                        17

RULE 13a-14 CERTIFICATIONS                                                                                   18 - 19

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               FOTOBALL USA, INC.
                                 BALANCE SHEETS

                                                                           September 30,       December 31,
                                                                                2002              2001
                                                                           (unaudited)
                                                                         ----------------   ------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                   $  4,098,975       $  5,779,203

     Accounts receivable less uncollectible allowances of $226,352 in
         2002 and $198,441 in 2001                                             5,365,297          3,705,873
     Other receivables                                                            22,820            359,400
     Inventories                                                               3,719,026          2,655,702
     Prepaid expenses and other                                                  364,388          1,165,209
     Deferred income taxes                                                       951,000            951,000
                                                                            ------------       ------------
         Total current assets                                                 14,521,506         14,616,387

Property and equipment, net                                                    2,212,275          2,225,106
Deposits and other assets                                                         79,498            158,995
                                                                            ------------       ------------
                                                                            $ 16,813,279       $ 17,000,488
                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                    $3,337,367       $  1,861,842
     Customer deposits                                                           153,674          1,978,779
     Income taxes payable                                                         73,568               --
     Current portion of long-term debt                                              --              741,368
     Current portion of capital leases                                            76,596             92,773
                                                                            ------------       ------------
         Total current liabilities                                             3,641,205          4,674,762
                                                                            ------------       ------------

Long-term liabilities
     Line of credit                                                              811,898               --
     Long-term debt, net of current portion                                         --              927,145
     Capital leases, net of current portion                                      154,026            183,775
     Deferred rent                                                               281,800            248,105
     Deferred income taxes                                                       121,000            121,000
     Long-term reserve for discontinued operations                                 3,570             24,290
                                                                            ------------       ------------
         Total long-term liabilities                                           1,372,294          1,504,315
                                                                            ------------       ------------
         Total liabilities                                                     5,013,499          6,179,077
                                                                            ------------       ------------

Stockholders' equity
     Preferred stock, $.01 par value;
         Authorized - 1,000,000 shares; issued and outstanding-none                 --                 --
     Common stock, $.01 par value; authorized - 15,000,000 shares;
        Issued and outstanding - 3,608,667 shares at September, 30,
        2002; 3,580,033 at December 31, 2001                                      36,087             35,800
     Additional paid-in capital                                               11,751,867         11,680,337
     Retained earnings (accumulated deficit)                                      11,826           (894,726)
                                                                            ------------       ------------
         Total stockholders' equity                                           11,799,780         10,821,411
                                                                            ------------       ------------
                                                                            $ 16,813,279       $ 17,000,488
                                                                            ============       ============

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   2002             2001             2002            2001
                                                                ------------    ------------    ------------    ------------
Net sales                                                       $ 11,113,641    $ 10,756,653    $ 36,092,233    $ 23,659,588
Cost of sales                                                      6,959,131       6,690,473      22,933,517      15,427,679
                                                                ------------    ------------    ------------    ------------
     Gross profit                                                  4,154,510       4,066,180      13,158,716       8,231,909
                                                                ------------    ------------    ------------    ------------
Operating expenses
     Royalties                                                       801,311         761,173       2,695,267       1,738,781
     Marketing                                                     1,218,448         945,957       3,897,291       2,611,711
     General and administrative                                    1,565,124       1,407,653       4,699,145       3,734,031
     Depreciation and amortization                                   128,087         132,593         386,222         381,355
                                                                ------------    ------------    ------------    ------------
         Total operating expense                                   3,712,970       3,247,376      11,677,925       8,465,878
                                                                ------------    ------------    ------------    ------------
         Income (loss) from operations                               441,540         818,804       1,480,791        (233,969)
                                                                ------------    ------------    ------------    ------------
Other income (expense)
     Interest expense                                                 (7,043)        (22,538)        (33,123)        (74,858)
     Interest income                                                  16,900          17,785          63,252          85,355
                                                                ------------    ------------    ------------    ------------
         Total other income (expense)                                  9,857          (4,753)         30,129          10,497
                                                                ------------    ------------    ------------    ------------
Income (loss) from continuing operations before income taxes         451,397         814,051       1,510,920        (223,472)
     Income tax expense (benefit)                                    180,559         207,646         604,368         (89,389)
                                                                ------------    ------------    ------------    ------------
Income (loss) from continuing operations                             270,838         606,405         906,552        (134,083)
Loss on discontinued operations net of tax benefit ($182,421;
     $264,892 respectively)                                               --         (73,007)             --        (397,339)
                                                                ------------    ------------    ------------    ------------
Net income (loss)                                               $    270,838    $    533,398    $    906,552    $   (531,422)
                                                                ============    ============    ============    ============

Weighted average number of common shares outstanding:
     Basic                                                         3,606,536       3,579,699       3,594,316       3,579,347
                                                                ============    ============    ============    ============
     Diluted                                                       3,934,946       3,723,358       3,915,050       3,579,347
                                                                ============    ============    ============    ============
Income (loss) from continuing operations per common share:
     Basic                                                      $        .08    $        .17    $        .25    $       (.04)
                                                                ============    ============    ============    ============
     Diluted                                                    $        .07    $        .16    $        .23    $       (.04)
                                                                ============    ============    ============    ============
Loss from discontinued operations per common share:
     Basic                                                      $         --    $       (.02)   $         --    $       (.11)
                                                                ============    ============    ============    ============
     Diluted                                                    $         --    $       (.02)  $         --    $       (.11)
                                                                ============    ============    ============    ============
Net income (loss) per common share:
     Basic                                                      $        .08    $        .15    $        .25    $       (.15)
                                                                ============    ============    ============    ============
     Diluted                                                    $        .07    $        .14    $        .23    $       (.15)
                                                                ============    ============    ============    ============

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                        2002               2001
                                                                                    -----------        ------------
Cash flows from operating activities:
     Net income (loss)                                                              $   906,552        $  (531,422)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization of property and equipment                        414,889            472,308
         Stock-based compensation                                                            --              3,780
         Provision for doubtful accounts                                                 67,500            248,300
     Changes in operating assets and liabilities:
         Accounts receivable                                                         (1,726,924)        (2,963,244)
         Other receivables                                                              336,580            (42,122)
         Inventories                                                                 (1,063,324)           (16,543)
         Prepaid expenses and other                                                     800,821             58,125
         Accounts payable and accrued expenses                                        1,475,525            450,375
         Customer deposits                                                           (1,825,105)            13,255
         Income taxes payable                                                            73,568                 --
         Deferred rent                                                                   33,695              2,256
         Long term reserve for discontinued operations                                  (20,720)                --
                                                                                    -----------        -----------
Net cash used in operating activities                                                  (526,943)        (2,304,932)
                                                                                    -----------        -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                (376,252)          (393,366)
     Decrease in long-term deposits                                                      79,497             93,772
                                                                                    -----------        -----------
Net cash used in investing activities                                                  (296,755)          (299,594)
                                                                                    -----------        -----------
Cash flows from financing activities:
     Net borrowings from line of credit                                                 811,898                 --
     Proceeds from long-term debt                                                       410,006          1,500,000
     Payments on capital leases                                                         (71,732)           (80,266)
     Payments on long-term debt                                                      (2,078,519)          (268,501)
     Proceeds from exercise of stock options                                             71,817              1,126
                                                                                    -----------        -----------
Net cash provided by (used in) financing activities                                    (856,530)         1,152,359
                                                                                    -----------        -----------
Net decrease in cash and equivalents                                                 (1,680,228)        (1,452,167)
Cash and equivalents, beginning of period                                             5,779,203          2,921,358
                                                                                    -----------        -----------
Cash and equivalents, end of period                                                 $ 4,098,975        $ 1,469,191
                                                                                    ===========        ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                                  $    68,273        $   126,901
     Incomes taxes paid                                                             $   530,800        $        --

Supplemental schedule of noncash investing and financing activities-
     equipment acquired under capital leases                                        $    25,806        $        --

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


1.   BASIS OF PRESENTATION

     The balance sheet as of September 30, 2002, the statements of operations for the three and nine months ended September 30, 2002 and 2001, and the statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all entries (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2002.

     RECLASSIFICATION - Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" issued by the Emerging Issues Task Force require certain sales incentives, slotting fees and co-operative advertising expenses to be classified as reductions to revenue rather than as expenses. The provisions of EITF 00-14 and EITF 00-25 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted EITF 00-14 and EITF 00-25 on January 1, 2002. For comparison purposes, the three months ending September 30, 2001 sales and operating expenses were reduced by $47,095 from previously reported results to comply with the provisions of EITF 00-14 and EITF 00-25. For the nine months ending September 30, 2001 sales and operating expenses were reduced by $122,247. There was no impact to the Company's net income (loss) as a result of the adoption of EITF 00-14 or EITF 00-25.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to certain legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


     incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans to adopt the provisions of SFAS 143 beginning January 1, 2003 and does not expect it will have a material impact on the results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial statements.

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


3.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at September 30, 2002 and December 31, 2001:

                                                                   September 30,       December 31,
                                                                       2002               2001
                                                                   -------------     --------------
      Finished goods                                               $ 3,196,278        $ 2,018,335
      Raw material                                                   1,174,969          1,205,933
      Less allowance for discontinued and obsolete inventory          (652,221)          (568,566)
                                                                   -----------        -----------

         Total                                                     $ 3,719,026        $ 2,655,702
                                                                   ===========        ===========


4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at September 30, 2002 and December 31, 2001:

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                 September 30,      December 31,
                                                     2002              2001
                                                 -------------      -----------
Accounts payable                                  $ 1,661,739        $   972,059
Accrued payroll and benefit expenses                  234,290            192,691
Accrued commissions and bonuses                     1,102,848            294,583
Royalties payable                                      43,567             20,051
Current reserve for discontinued operations            33,772            147,472
Accrued joint advertising costs                       273,455            199,892
Accrued other taxes                                   (12,304)            35,094
                                                  -----------        -----------
                                                  $ 3,337,367        $ 1,861,842
                                                  ===========        ===========


5.   LINE OF CREDIT

     The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate plus .5% (5.25% as of September 30, 2002). The credit line contains a special sublimit of $1.2 million that is reduced by $.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling six month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The Company is in compliance with the covenants as of September 30, 2002. At September 30, 2002, $.8 million under the special sublimit was the only outstanding borrowings.

6.   COMMITMENTS AND CONTINGENCIES

     DEBT - On June 26, 2002 the Company refinanced the $1 million outstanding on its $1.5 million term loan with US Bank under its credit line with Comerica as detailed in Note 5 above. On June 27, 2002, the Company paid off the $.3 million outstanding on its $.4 million term loan with US Bank. As of September 30, 2002 the Company's only bank debt outstanding consisted of the $.8 million borrowed under the Comerica credit line.

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

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


     Basic and Diluted EPS was computed as follows:


                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                    September 30,
                                              ------------------------------      ------------------------------
                                                  2002              2001              2002               2001
                                              -----------       ------------      -----------        -----------
Net income (loss)                             $   270,838       $   533,398       $   906,552        $  (531,422)
                                              ===========       ===========       ===========        ===========
Weighted average shares for basic EPS           3,606,536         3,579,699         3,594,316          3,579,347
                                              ===========       ===========       ===========        ===========
Basic EPS                                     $       .08       $       .15       $       .25        $      (.15)
                                              ===========       ===========       ===========        ===========

Weighted average shares for basic EPS           3,606,536         3,579,699         3,594,316          3,579,347
Plus dilutive stock options                       328,410           143,659           320,734                 --
                                              -----------       -----------       -----------        -----------
Weighted average shares for diluted EPS         3,934,946         3,723,358         3,915,050          3,579,347
                                              ===========       ===========       ===========        ===========
Diluted EPS                                   $       .07       $       .14       $       .23        $      (.15)
                                              ===========       ===========       ===========        ===========


     For the three months ended September 30, 2002 and 2001 shares related to stock options of 105,200 and 220,701, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive. For the nine months ending September 30, 2002 and 2001 shares related to stock options of 123,867 and 380,664, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding adding new license properties, overall sales trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include a slowdown by workers at west coast ports and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.


RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's sales) for the periods presented:

                                      THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                       2002                      2001                      2002                      2001
                              ----------------------------------------------------------------------------------------------------
Net sales                      $ 11,113,641      100%    $ 10,756,653      100%   $  36,092,233     100%     $ 23,659,588     100%
Cost of sales                     6,959,131       63        6,690,473       62       22,933,517      64        15,427,679      65
Operating expenses                3,712,970       33        3,247,376       30       11,677,925      32         8,465,878      36
Operating income (loss)             441,540        4          818,804        8        1,480,791       4          (233,969)     (1)
Interest expense                     (7,043)      --          (22,538)      --          (33,123)     --           (74,858)     --
Interest income                      16,900       --           17,785       --           63,252      --            85,355      --
Inc. (loss) from continuing
operations before inc. tax          451,397        4          814,051        8        1,510,920       4          (223,472)     (1)
Income tax exp. (benefit)           180,559        2          207,646        2          604,368       2           (89,389)     --
Loss on discontinued ops                 --       --          (73,007)      (1)              --      --          (397,339)     (2)
Net income (loss)              $    270,838        2%    $    533,398        5%   $     906,552       3%      $  (531,422)     (2%)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

SALES:

         DISTRIBUTION CHANNEL % OF SALES          THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 2002            2001
                                                ------          ------
         Retail                                   31%              35%
         Entertainment                            30%              31%
         Team                                     13%               9%
         Promotion                                26%              25%
                                                ------           ------
         Total                                   100%             100%
                                                ======           ======

         Net sales increased $.4 million, or 3%, for the third quarter 2002 from sales for the third quarter 2001. The increase in sales was due to an increase in team sales (up 50%) and promotion sales (up 6%), with an offsetting decrease in retail sales (down 5%) and entertainment sales (down 1%). Team sales were up due to an increase in sales to NFL teams. Promotion sales were up due a promotion for a New York area quick serve restaurant. The Company agreed to buy back a limited number of dolls if the restaurant does not sell them. The Company has estimated it will incur the maximum amount of the buyback and has reduced sales and gross profit accordingly for the quarter ended September 30, 2002. Retail sales were down due to increases in sales to Target and Sears offset by decreases in sales to Toys R Us, Wal-Mart and college bookstores.

         PRODUCT LINE % OF SALES                  Three Months Ended
                                                     September 30,
                                               2002                 2001
                                              ------               ------
         Footballs                              33%                  39%
         Baseballs                              12%                  22%
         Basketballs                             6%                   5%
         Bobbleheads                            11%                  --
         Helmets                                 2%                  --
         Collector pins                         19%                  20%
         Playground balls                       10%                   7%
         Soccer/volleyballs                      2%                   3%
         Other                                   5%                   4%
                                              ------               ------
         Total                                 100%                 100%
                                              ======               ======

         The Company realized product sales increases for the third quarter 2002 versus the third quarter 2001 from new product lines (bobbleheads and helmets) and from playground balls (up 35%) and basketballs (up 8%) with an offsetting decline in baseballs (down 43%), soccer/volleyballs (down 31%), and footballs (down 14%).


GROSS PROFIT:

         Gross profit increased $.1 million, or 2%, for the third quarter 2002 from gross profit for the third quarter 2001. Gross profit as a percentage of sales decreased to 37% for the third quarter 2002 from 38% for the third quarter 2001. The decrease in gross margin was primarily due to lower margins on promotional, entertainment and retail sales.


OPERATING EXPENSES:

         Total operating expenses increased $.5 million, or 14%, for the third quarter 2002 from total operating expenses for the third quarter 2001. The increase in total operating expenses is primarily due to an increase in marketing and personnel and salary related items. Total operating expenses as a percentage of sales increased to 33% for the third quarter 2002 from 30% for the third quarter 2001. Non-revenue and non-salary related operating expenses decreased by 3% for the third quarter 2002 compared to the third quarter 2001.

         Royalty expenses increased $.04 million, or 5%, for the third quarter 2002 from royalty expenses for the third quarter 2001. The increase in royalty expense was the result of higher sales. Royalty expenses as a percentage of sales remained at 7% for the third quarter 2002 as compared to the third quarter 2001.

         Marketing expenses increased $.3 million, or 29%, for the third quarter 2002 from marketing expenses for the third quarter 2001. The increase in marketing expenses is attributable to rights fees associated with a New York area quick serve restaurant promotion and salary related items resulting from increased headcount and higher bonus accruals. Marketing expenses as a percentage of sales increased to 11% for the third quarter 2002 from 9% for the third quarter 2001.

         General and administrative expenses increased $.2 million, or 11%, for the third quarter 2002 from general and administrative expenses for the third quarter 2001. The increase is primarily attributable to salary-related items resulting from increased headcount and higher bonus accruals offset by a reduction in bad debt expense. General and administrative expenses as a percentage of sales increased to 14% for the third quarter 2002 from 13% for the third quarter 2001.


OTHER INCOME (EXPENSE):

         Interest expense decreased by 69% for the third quarter 2002 from interest expense for the third quarter 2001. This decrease reflects a decrease in the amount outstanding on the Company's debt and capital lease obligations as further discussed under "Liquidity and Capital Resources". As of September 30, 2002 there was $811,898 outstanding under the credit line.

         Interest income decreased by 5% for the third quarter 2002, from interest income for the third quarter 2001. Excess cash is deposited into an interest-bearing depository account. The decrease was due to lower interest rates during the third quarter 2002 as compared to the third quarter 2001.


INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax expense of $.2 million for the third quarter 2002 calculated at an effective tax rate of 40% compared to $.2 million tax expense, offset by a $.2 million tax benefit from discontinued operations for the third quarter 2001.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:


SALES:

         DISTRIBUTION CHANNEL % OF SALES             Nine Months Ended
                                                        September 30,
                                                  2002               2001
                                                 ------             ------
         Retail                                   26%                36%
         Entertainment                            26%                33%
         Team                                     12%                15%
         Promotion                                36%                16%
                                                 -----              -----
         Total                                    100%               100%
                                                 ======             =====

         Net sales increased by $12.4 million, or 53%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase was due to increases in all channels of distribution. Promotion sales increased $9 million (up 230%), entertainment sales increased $1.5 million (up 20%), retail sales increased $1.2 million (up 14%) and team sales increased $1 million (up 29%). Promotional sales increased due to several bobblehead programs for Kraft's Post cereal division and for regional quick serve restaurants. Entertainment sales increased for the first nine months of 2002 versus the same period of 2001 due to better penetration of collector pins into the Disney resort properties, as well as higher sales of collector pins to the Disney Store in the first nine months of 2002. The Company anticipates that its sales of collector pins to The Disney Store will decrease in 2003. Retail sales increases were due to increases in sales to Wal-Mart, Target and The Sports Authority, which more than offset lower sales to Toys R Us. Team sales increased due to higher sales to concessionaires and NFL teams.

         The Company has experienced delays in receiving inventory from Asia due to the west coast port work stoppage that occurred in October 2002. Due to the large backlog of products waiting to be brought in to the U.S., the Company anticipates delays in getting products for several weeks. The Company has not had any material orders cancelled as a result of the delays, but it is possible that some of its orders that are expected to ship in the fourth quarter 2002 may not ship until the first quarter 2003. There is still the potential for another west coast port work stoppage at the end of the 80-day Taft-Hartley injunction period in January 2003. To reduce the impact of another work stoppage, the Company will likely accelerate its inventory deliveries in the fourth quarter 2002 to allow for the fulfillment of first quarter 2003 orders.

         PRODUCT LINE % OF SALES                     Nine Months Ended
                                                        September 30,
                                                  2002               2001
                                                 ------             ------
         Footballs                                 17%                27%
         Baseballs                                 14%                20%
         Basketballs                                7%                 8%
         Bobbleheads                               28%                --
         Helmets                                    1%                --
         Collector pins                            14%                15%
         Playground balls                          12%                13%
         Soccer/volleyballs                         2%                 7%
         Other                                      5%                10%
                                                 ------             ------
         Total                                    100%               100%
                                                 ======             ======

         The Company realized product sales increases in the first nine months of 2002, versus the first nine months of 2001 from its new product lines (bobbleheads and helmets), and from playground balls (up 46%), collector pins (up 37%), basketballs (up 30%), and baseballs (up 1%), with offsetting declines in soccer/volleyballs (down 50%) and footballs (down 3%).


GROSS PROFIT:

         Gross profit increased $4.9 million, or 60%, for the first nine months of 2002 from the gross profit for the first nine months of 2001. Gross profit as a percentage of sales increased to 36% for the first nine months of 2002 from 35% for the first nine months of 2001. The increase in gross margin is due to higher margins on all the Company's main product lines and in each sales channel, except promotions.


OPERATING EXPENSE:

         Total operating expenses increased $3.2 million, or 38%, for the first nine months of 2002 as compared to the first nine months of 2001. The increase in total operating expenses is primarily due to increased royalty and commission expenses related to higher revenue and personnel and salary related items. Total operating expenses as a percentage of sales decreased to 32% for the first nine months of

2002 from 36% for the first nine months of 2001. Non-revenue and non-salary related operating expenses increased by 8% for the first nine months of 2002 compared to the first nine months of 2001.

         Royalty expenses increased $1 million, or 55%, for the first nine months of 2002 versus the first nine months of 2001. Royalty expense increased due to the increase in revenue. Royalty expense as a percentage of sales remained constant at 7% for both the first nine months of 2002 and 2001.

         Marketing expenses increased $1.3 million, or 49%, for the first nine months of 2002 compared to the first nine months of 2001. The increase in marketing expenses is attributable to higher commissions and higher salary and salary related items resulting from increased headcount and higher bonus accruals. Marketing expenses as a percentage of sales remained at a constant 11% for both the first nine month period of 2002 and 2001.

         General and administrative expenses increased $1 million, or 26%, for the first nine months of 2002 compared to the first nine months of 2001. The increase is primarily related to salary and salary related items resulting from increased headcount and higher bonus accruals offset by a decrease in bad debt expense. General and administrative expenses as a percentage of sales decreased to 13% for the first nine months of 2002 from 16% for the first nine months of 2001.


OTHER INCOME (EXPENSES):

         Interest expense decreased by 56% for the first nine months of 2002 compared to the first nine months of 2001. This decrease reflects a decrease in the amount of the Company's debt and capital lease obligations as discussed under "Liquidity and Capital Resources".

         Interest income decreased by 26% for the first nine months of 2002 from the interest income for the first nine months of 2001. Excess cash is deposited in an interest-bearing account. The decrease reflects lower interest rates in the first nine months of 2002 versus the first nine months of 2001.


INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax expense of $.6 million for the first nine months of 2002 calculated at an effective tax rate of 40% compared to an income tax benefit of $.1 million for continuing operations and $.3 million for discontinued operations for the first nine months of 2001.


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital increased $.9 million from December 31, 2001 to September 30, 2002. Cash and equivalents decreased $1.7 million from December 31, 2001 to September 30, 2002 as $.5 million of cash was used in operating activities, $.3 million of cash was used in investing activities and $.9 million of cash was used in financing activities.

         At September 30, 2002, the Company has commitments for minimum guaranteed royalties under licensing agreements totaling $.9 million in the aggregate through 2005, of which $.09 million is due by December 31, 2002. Management expects these guaranteed royalties to be funded from operating cash flows.

         The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate plus .5% (5.25% as of September 30, 2002). The credit line contains a special sublimit of $1.2 million that is reduced by $.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on a $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling six month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" includes amounts outstanding under the credit line except for the special sublimit. The Company is in compliance with the covenants as of September 30, 2002. The $.8 million outstanding under the special sublimit was the only outstanding borrowings under the credit line at September 30, 2002.

         Management believes the Company's existing cash position and credit facility, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs through September 30, 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk relates to interest rate risk with its variable rate credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of September 30, 2002, the Company's only variable rate debt outstanding was the $.8 million outstanding balance on its credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.


ITEM 4.  VALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, Michael Favish, and its Senior Vice President and Chief Financial Officer, Thomas R. Hillebrandt, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company concluded that its disclosure controls and procedures are effective in timely alerting the Company's management to material information relating to the Company required to be included in the Company's Exchange Act reports.


CHANGES IN INTERNAL CONTROLS:

         Since the most recent review of the Company's disclosure controls and procedures by Messrs. Favish and Hillebrandt, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.4(3) Form of Employment Agreement with Michael Favish dated August 10, 2002

               99.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002


          (b)  Reports on Form 8-K for the three months ended September 30, 2002

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



                                                FOTOBALL USA, INC
                                       -----------------------------------
                                                  (Registrant)


Dated: November 14, 2002                    BY:/s/ Michael Favish
                                               ------------------------------
                                            Michael Favish
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated: November 14, 2002                     BY:  /s/ Thomas R. Hillebrandt
                                                  ------------------------------
                                             Thomas R. Hillebrandt
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

RULE 13a-14 CERTIFICATIONS

I, Michael Favish, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FOTOBALL USA, INC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                 BY: /s/ Michael Favish
                                             ----------------------------------
                                         Michael Favish
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

I, Thomas R. Hillebrandt, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FOTOBALL USA, INC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                    BY: /s/ Thomas R. Hillebrandt
                                                --------------------------------
                                            Thomas R. Hillebrandt
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)