Form 10-K
period 2002-12-31
FOTOBALL USA INC
filed 2003-03-28
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________

                         Commission file number: 0-24608

                               -------------------

                               FOTOBALL USA, INC.
                               ------------------
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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                                          Yes X    No
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

         Indicate by check mark whether the registrant is an accelerated filer
(as described in Rule 12b-2 of the Act).                       Yes      No X
                                                                  ---     ---

         The aggregate market value of the Registrant's Common Stock held by non-affiliates, computed by reference to the close price of such stock, as of June 28, 2002, was $14,717,017.

         As of March 14, 2003, the Registrant's had 3,651,501 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                      INDEX



PART I                                                                                                         Page

 Item 1.      Description of Business                                                                             3

 Item 2.      Description of Property                                                                             9

 Item 3.      Legal Proceedings                                                                                  10

 Item 4.      Submission of Matters to a Vote of Security Holders                                                10

PART II

 Item 5.      Market for the Company's Common Stock and Related Stockholder Matters                              11

 Item 6.      Selected Financial Data                                                                            11

 Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              12

 Item 7A.     Quantitative and Qualitative Disclosure about Market Risk                                          21

 Item 8.      Financial Statements and Supplementary Data                                                        21

 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               21

PART III

 Item 10.     Directors and Executive Officers of the Company                                                    22

 Item 11.     Executive Compensation                                                                             24

 Item 12.     Security Ownership of Certain Beneficial Owners and Management                                     27

 Item 13.     Certain Relationships and Related Transactions                                                     28

 Item 14.     Disclosure Controls and Procedures                                                                 28

PART IV

 Item 15.     Exhibits and Reports on Form 8-K                                                                   29

SIGNATURES                                                                                                       31

RULE 13a-14 CERTIFICATIONS                                                                                       32

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                                                              34

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including statements regarding increases in sales, adding product lines, adding new license properties, gross margin trends, operating cost trends, the Company's expectations as to funding its capital expenditures and operations during 2003, the Company's ability to renew expiring license agreements, expectations as to acquisitions and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the risk factors listed in Part I, Item 1 and Part II, Item 7 and as listed from time to time in the Company's filings with the Securities and Exchange Commission.



                                                           PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Fotoball USA, Inc., a Delaware corporation (the "Company"), manufactures and markets souvenir and promotional products. Four separate sales groups sell the Company's products and services into distinct markets. Fotoball Sports services national and regional retailers; Fotoball Entertainment Marketing services entertainment destinations such as theme parks, resorts, restaurants and casinos; Fotoball Sports Team supports the retail needs of professional sports franchises and concessionaires across the nation; and Marketing Headquarters develops custom promotional programs for Fortune 500 companies. The Company currently holds licenses with Major League Baseball ("MLB"), the National Football League ("NFL"), the National Hockey League ("NHL"), the National Basketball Association ("NBA"), over a hundred National Collegiate Athletic Association ("NCAA") colleges and universities, Warner Bros. "Scooby Doo," Marvel's "Spider-Man," "Incredible Hulk" and "X-Men," Nickelodeon's "Blue's Clues," Mattel's "Barbie" and The Coca-Cola Company.

         The Company sells similar types of products to four different types of customers: retail, entertainment, team and promotions. The Company employs creative design and product development personnel to design and develop the Company's products. In general, the Company's retail, team and promotions sales are products sold under various license agreements. The majority of the Company's entertainment sales and a portion of the promotions sales are not subject to license agreements and therefore do not have associated royalty expense. The Company is restricted by its licensing agreements as to the type of products, territory and in some cases, type of customer it can sell under each license. The Company sells a wider variety of products when not subject to a licensing agreement.

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

         The Company's team sales customers include professional sports team stores and stadium concessionaires (such as Aramark and Volume Services) from the NFL, MLB, Minor League Baseball, the NHL, the NBA and the Arena Football League ("AFL").

         The Company's entertainment sales customers include entertainment related companies with retail sales operations such as The Walt Disney Company, Universal Studios, Six Flags and Busch

Gardens theme parks, QVC, Home Shopping Network, Sports Illustrated, Dave and Buster's and Hard Rock Cafe.

         The Company's Marketing Headquarters promotion customers include national companies such as Kraft, General Mills, Bank of America, McDonalds and Carl's Jr., which companies purchase the Company's products for use in promotional campaigns and in connection with their sponsorship of sports teams and leagues.

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

    Soccer Ball:

         The Company uses a 16-inch, 12-panel machine stitched synthetic leather soccer ball for its miniature soccer balls. The Company uses an official size 5 machine stitched soccer ball for its brand-licensed products. The soccer product line includes size 3 and performance/size 5 soccer ball featuring color images for specialty retailers and promotional soccer balls custom-printed and used for promotions.

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

    Playground Ball:

         The Company uses a soft vulcanized rubber ball in various sizes for its entertainment-related licensed products such as for Warner Bros. "Scooby Doo," Nickelodeon's "Blue's Clues" and Marvel Entertainment's "Spider-Man," "Incredible Hulk" and "X-Men" characters. The Company uses an 8-inch playground ball for its MLB team logo playground ball featuring all MLB teams, as well as for its NFL team logo playground ball featuring all NFL teams.

    Softee(R)Sports Products:

         The Company uses polyester-filled soft vinyl for its Softee(R) sport balls. The Softee(R) product line includes a miniature bat and baseball set with MLB and entertainment property logos, a Teamball(R) basketball featuring college and minor league team logos and promotional miniature footballs and baseballs custom-printed and used for promotions.

    Bobblehead:

         The Company offers a hard polymer doll figure with a moveable head in sizes ranging from 3-inches to 7-inches high. The Company's 4-inch high dolls are marketed under the brand Lil Bobbers(TM). The Company also offers a version of the bobblehead doll under the brand Pencil Bobbers(TM) that can be attached to the end of a pen or pencil. The bobblehead line features sports and entertainment figures. The bobbleheads are currently being sold to promotions and retail customers.

    Plastic Souvenir Helmets:

         The Company offers a line of souvenir baseball cap style helmets made of injection molded plastic in full size for wear, and mini concession size to be used as food containers. The souvenir helmets are currently sold under the Company's MLB license to team and retail and promotions customers.

PRODUCT WARRANTIES

         In general, the Company does not offer warranties for its products. The Company does warrant to certain promotional customers that its products comply with various consumer product safety laws, are of merchantable quality and are safe for their intended use. A high rate of defective or broken products may adversely affect the Company's image and sales performance in the marketplace, as well as the overall operating results of the Company.

LICENSE AGREEMENTS

         More than 50% of the Company's sales are based primarily upon its use of the insignia, logos, names, colors, likeness and other identifying marks and images borne by many of its products pursuant to license arrangements with MLB, the NFL, various NCAA colleges and universities and, to a lesser extent, other licensors including the NBA, the NHL, The Coca-Cola Company, Warner Bros. "Scooby-

Doo," MTV Networks' (Nickelodeon) "Blue's Clues" characters, Mattel's "Barbie" and Marvel Entertainment's "Spider-Man," "Incredible Hulk" and "X-Men" characters. The Company may acquire additional licenses for new product lines; however, there can be no assurance that the Company will be successful in obtaining new licenses. The non-renewal or termination of one or more of the Company's current material licenses, particularly with MLB, the NFL or collectively the various colleges and universities, could have a material adverse effect on the Company's business as a whole. The following is a brief description of the Company's material license arrangements with its licensors:

         The Company was granted by National Football League Properties, Inc. ("NFLP") the non-exclusive right to utilize in the United States and Canada, the names, symbols, designs and colors of the following: "National Football League," "NFL," "NFC," "AFC," "Super Bowl," "Pro Bowl," the Member Clubs of the NFL (including the helmet designs, uniforms, team names, nicknames, identifying slogans and logos and other member club indicia) (the "Team" license) and player names, likeness, portraits, pictures, photographs, signatures and biographical information. The terms of the licenses extend through March 31, 2003. The Company is obligated to pay a royalty based on net sales of licensed products subject to an annual minimum royalty fee. The Company anticipates that it will renew its license with NFLP, but there can be no assurance that the Company will be able to renew its license agreement with the NFLP upon acceptable terms at its expiration.

         The Company was granted by the Major League Baseball Players Association ("MLBPA") the non-exclusive right to utilize in the United States, its territories and Canada the "MLBPA" and "Major League Baseball Players Association" trade names, the MLBPA logo and the names, nicknames, likeness, signatures, pictures, playing records and/or biographical data of all active baseball players of the National League and the American League who have entered into commercial agreements with the MLBPA. The term of the license extends through December 31, 2003 with two renewal periods at the Company's option from January 1, 2004 to December 31, 2004 and from January 1, 2005 to December 31, 2005. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreement with the MLBPA upon acceptable terms at its expiration.

         The Company was granted by Major League Baseball Properties, Inc. ("MLBP") the non-exclusive right to utilize in the United States the names, symbols, logos and other similar or related identification of "MLBP." The term of the license extends through December 31, 2003. The Company is obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. There can be no assurance that the Company will be able to renew its license agreement with the MLBP upon acceptable terms.

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

         In December 2000, the Company entered into a five-year license agreement, beginning January 1, 2001, with two five-year renewal terms, with Rawlings Sporting Goods Company Inc. ("Rawlings") for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name. The Company paid a one-time licensing fee of $500,000, and was obligated to pay a royalty based on net sales of licensed products, subject to an annual minimum royalty fee. The Company gave Rawlings a termination notice in November 2001 and paid a final minimum royalty fee of $100,000 in four equal installments of $25,000 during 2002.

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

GROSS MARGINS

         The Company realized gross margins of 37% for the year ended December 31, 2002, an increase from 36% and 35% during the years ended December 31, 2001 and 2000, respectively. The Company's gross margins may fluctuate, based in part on the concentration of promotion, retail sales, sales direct to licensors and product mix during the reporting period. The types of products sold, the size of the promotion and the extent of competition also may create variability in realized gross margins. The Company currently relies on various types of retail customers for most of its revenue. The mass merchant retail business and promotion business is very competitive and price sensitive for certain of the Company's products and there is no guarantee that the Company will not be required to reduce prices or change its product mix to replace higher margin products with lower margin products in the future to remain competitive in the marketplace. Such price reductions and product changes could lead to overall lower gross margins and operating results.

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

SALES CONCENTRATION

         The Walt Disney Company, accounted for approximately 18%, 26% and 20% of total sales in 2002, 2001 and 2000, respectively. Kraft Foods North America Inc. accounted for 17% of total sales in 2002. No other customer represented more than 10% of total sales in 2002, 2001 or 2000.

DEPENDENCE UPON KEY PERSONNEL

         The success of the Company is largely dependent on the personal efforts of Michael Favish, its Chairman and Chief Executive Officer and Scott P. Dickey, its President and Chief Operating Officer. Mr. Favish has entered into a three-year employment agreement with the Company, commencing on August 10, 2002, which, among other things, precludes Mr. Favish from competing with the Company for a period of one year following termination of his employment with the Company. Mr. Dickey has entered into a two-year employment agreement with the Company, commencing on April 2, 2001. The Company is currently negotiating with Mr. Dickey to renew his employment agreement and the Company anticipates that it will be able to negotiate a mutually acceptable renewal. The loss of the services of Mr. Favish or Mr. Dickey could have a material adverse effect on the Company's business and prospects. The Company maintains "key man" life insurance on the life of Michael Favish.

DEPENDENCE ON SUPPLIERS

         In 2002, the Company purchased approximately 86% of its raw material and finished goods, consisting primarily of synthetic baseballs, footballs, basketballs, hockey pucks and playground balls, from twelve companies located in China, with five manufacturers accounting for 82% of total raw materials and finished goods purchased. In both 2001 and 2000, the Company purchased approximately 88% of its raw materials from six suppliers.

COMPETITION AND TECHNOLOGICAL CHANGE

         The promotion and sports related retail businesses are highly competitive, diverse and constantly changing. The Company experiences substantial competition in most of its product categories from a number of companies, some of which have greater financial resources, marketing and manufacturing capabilities than the Company. The Company's competitors include:
Rawlings, Franklin Sports Inc. ("Franklin"), Baden Sports Inc. ("Baden"), Wilson Sporting Goods Co. ("Wilson") Spalding Sports Worldwide, Inc. ("Spalding"), Hedstrom Corporation ("Hedstrom") and Inglasco Corp. Ltd. ("Inglasco").

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

         The licensed sports-related product industry differentiates itself from other industries in that the licensors control the extent of competition among licensees and typically do not grant exclusive licenses. Generally, licensors allow vendors to use licensed products under non-exclusive license agreements and such licensors may license more than one vendor in a particular product line. Although the Company has been successful in obtaining and renewing such licenses and in being the sole vendor of certain licensed product lines, there can be no assurance that other competitors will not obtain competing licenses to sell the same or similar products in the future. The Company competes directly with Franklin, Baden, Hedstrom and Wilson in the recreational vulcanized rubber sports ball business. The Company also competes directly with Rawlings in the team logo baseball business and for certain promotional baseball programs, as noted below.

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

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

         Fotoball(R) is a registered trademark of the Company. The Company believes that Fotoball(R) is the best known brand name for baseballs and other sports balls with imprinted color images. The Company also uses trademarks, such as Teamball(R), Fotopuck(R), Dunk This(R) and Heads Up(R), which are registered with the U.S. Patent and Trademark Office. The Company has applied for trademarks with the U.S. Patent and Trademark Office for Lil Bobbers and Pencil Bobbers. The Company considers the Fotoball(R) trademark to be material to its business.

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

GOVERNMENTAL REGULATIONS

         In the United States, the Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the United States, as well as in Canada and Europe. The Company has established a strong quality assurance program (including the inspection of goods at the factories, the retention of independent testing laboratories and the independent testing by certain licensors of which product must pass certain external safety standards for their own purposes) to ensure compliance with applicable laws and regulations. While the Company believes that its products comply in all material respects with regulatory standards, there can be no assurance that the Company's products will not be found to violate applicable laws or rules and regulations which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive and which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

EMPLOYEES

         As of March 1, 2003, the Company employed 142 persons, all on a full-time basis, including 6 in executive positions, 17 in sales, 16 in graphic production, 49 in administrative support positions and 54 in factory production and shipping. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters, decorating and inflate and pack operations and warehouses are located in approximately 101,000 square feet of leased space at 6740 Cobra Way, San Diego, California 92121. The headquarters are leased from an unaffiliated party under a ten-year lease agreement, which commenced in August 2000 and expires July 2010 with monthly rent increasing incrementally from $79,498 to $101,461.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock ("Common Stock") is traded over-the-counter on the Nasdaq National Market. The following table sets forth the range of trade prices for the Common Stock during the periods indicated and represents inter-dealer prices, without retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

                                           Symbol                 High                   Low
                                      ------------------    ------------------    ------------------
Common Stock:                         (FUSA)
     2001
         First quarter                                            $ 2.13                $ 1.05
         Second quarter                                           $ 2.75                $ 1.25
         Third quarter                                            $ 3.10                $ 1.51
         Fourth quarter                                           $ 3.60                $ 2.95
     2002
         First quarter                                            $ 4.70                $ 3.01
         Second quarter                                           $ 5.63                $ 4.50
         Third quarter                                            $ 4.90                $ 4.20
         Fourth quarter                                           $ 4.85                $ 3.90

         On March 14, 2003, there were approximately 82 holders of record of the Common Stock. Based on information provided by the Company's transfer agent and registrar, the Company believes that there are approximately 1,379 beneficial owners of the Common Stock.

         The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                           Years ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                2002             2001              2000             1999               1998
                                           ---------------- ----------------  ---------------- ----------------   ----------------
 Statements of operations
    Net sales                                  $43,995,967      $31,631,931       $26,687,158      $28,690,211        $19,147,728
    Income from continuing operations          $   932,116      $   123,444       $   179,271      $ 2,646,066        $   597,874
    Income from continuing operations
    per common share
       Basic                                   $      0.26      $      0.03       $      0.05      $      0.88        $      0.22
       Diluted                                 $      0.24      $      0.03       $      0.05      $      0.83        $      0.22

                                                                             As of December 31,
                                           ---------------------------------------------------------------------------------------
                                                2002             2001              2000             1999               1998
                                           ---------------- ----------------  ---------------- ----------------   ----------------
 Balance sheet data
    Total assets                               $16,454,862      $17,000,488       $14,808,886      $13,827,878         $7,894,609
    Total debt                                 $   878,268      $ 1,945,061       $   944,651      $   406,937         $  250,476
    Stockholders' equity                       $11,827,856      $10,821,411       $11,806,523      $11,588,721         $5,888,505

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

         The following table sets forth certain operating data (in whole dollars and as a percentage of the Company's net sales) for the years ended December 31, 2002, 2001 and 2000:

                                                                         Years ended December 31,
                                            -----------------------------------------------------------------------------------
                                                  2002           %             2001           %             2000           %
                                            ----------------- -------    ----------------  -------   -----------------  -------
Net sales                                       $43,995,967     100          $31,631,931     100        $26,687,158        100
Cost of sales                                    27,713,725      63           20,164,421      64         17,241,579         65
Gross profit                                     16,282,242      37           11,467,510      36          9,445,579         35
Operating expenses                               14,811,786      34           11,310,069      36          9,275,159         35
Income from operations                            1,470,456       3              157,441       1            170,420          1
Interest expense                                    (39,754)     --              (96,036)     --            (32,249)        --
Interest income                                      77,414      --              104,039      --            127,100         --
Income from continuing operations
before income tax                                 1,508,116       3              165,444       1            265,271          1
Income tax expense                                  576,000       1               42,000      --             86,000         --
Income from continuing operations                   932,116       2              123,444      --            179,271          1
Loss on discontinued operations
    net of tax benefit                                   --      --             (484,650)      2                 --         --
Loss on disposal of discontinued
    operations net of tax benefit                        --      --             (629,376)      2                 --         --
                                            -----------------            ----------------            -----------------
Net income (loss)                              $    932,116       2          $  (990,582)     (3)      $    179,271          1
                                            =================            ================            =================

CRITICAL ACCOUNTING POLICIES

         In response to the SEC's Release Numbers 33-8050 "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" and 33-8056 "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified critical accounting policies that reflect the more significant judgments and estimates used in its financial statements. On an ongoing basis the Company evaluates its estimates, bases its estimates on the information that is currently available to and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its financial statements.

         Sales of products domestically are recognized when the products are shipped from the Company's facility. Sales terms in general are FOB shipping point and title passes at the time of shipment. Sales of imported products, which are drop shipped directly to the customer, are recognized at the time shipments are received at the customer's designated location. There are no significant rights of return or customer acceptance provisions with respect to the Company's sales. The Company may from time to time agree to accept returns from customers as an accommodation. Consignment sales, which are generally not significant, are recognized when the consignee sells the products.

         In order to determine the value of the Company's accounts receivable, the Company makes allowances for estimated bad debts based on a variable percentage applied by credit risk, for other uncollectible amounts including estimated chargebacks and volume discounts based on type of customer and applicable customer agreements, and for estimated sales returns based upon actual return rates. The

Company treats bad debts and other uncollectible amounts as operating expenses and volume discounts as a reduction of sales. If the credit worthiness or payment experience of the Company's customers deteriorates significantly, it could cause the Company to revise its allowance estimates, which could have a negative impact on the profitability of the Company.

         Effective for its fiscal year beginning January 1, 2002, the Company adopted new accounting pronouncements that require certain sales incentives, slotting fees and cooperative advertising expenses to be classified as reductions of sales rather than as expenses. There is no impact to the Company's net income (loss) as a result of the adoption of these pronouncements. The Company estimates cooperative advertising fees as a percentage of sales in accordance with its various cooperative advertising agreements. If the Company is required to significantly increase the amount of cooperative advertising to remain competitive in the marketplace, it could have a negative impact on the Company's gross margin and overall operating results. The Company believes that, in general, increases in cooperative advertising allowances will lead to higher sales and more than offset the negative impact on the gross margins.

         Inventories have been valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products by looking at the turnover of each item and identifying slow moving inventory. The Company applies a realization factor to the slow moving inventory based on historical dispositions of discontinued and obsolete inventory. Any inventory items where the cost exceeds the realizable value is provided for in the reserve for discontinued and obsolete inventory. Additions to the reserve allowance are charged to costs of sales. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the inventory reserve allowance. If the Company is unable to reasonably forecast customer demand for its products, it may cause the Company to write-down larger than usual amounts of excess inventory that becomes obsolete or discontinued, which would have a negative impact on the profitability of the Company.

2002 VS. 2001

NET SALES:

DISTRIBUTION CHANNEL                     Years ended December 31,
                              ------------------------------------------------
                                  2002             2001              2000
                                % Sales          % Sales           % Sales
                              -------------    --------------    -------------
Retail                            28%               37%              48%
Entertainment                     27%               36%              31%
Team                              12%               14%              13%
Promotion                         33%               13%               8%

         Sales increased $12.4 million, or 39%, for the year ended December 31, 2002 from sales for the year ended December 31, 2001. Retail sales for 2002 increased by 5% from 2001. The increase was due to an increase in sales to mass merchant and sporting goods stores offset by a decline in sales to toy specialty, distributor and department stores. The Company anticipates retail sales growth in 2003 from mass merchant and sporting goods customers.

         Entertainment sales for 2002 increased 3% from 2001. The increase was primarily due to increases in sales to restaurant and direct response retail customers offsetting a decrease in sales to The Walt Disney Company. The Company anticipates entertainment sales declines in 2003 from The Walt Disney Company due to the Disney Store's strategic move towards direct sourcing of product and entertainment sales increases from restaurant and other entertainment destination customers.

         Team sales for 2002 increased 25% from 2001. The increase was due to sales increases to MLB and NFL teams and concessionaires. NFL sales were up 325% for 2002 and had the largest dollar increases in sales compared to 2001. The Company anticipates increases in team sales in 2003 from a full season of souvenir helmet sales.

         Promotion sales for 2002 increased 245% from 2001. The increase was due to promotions in 2002 with Kraft Foods North America and major quick-serve restaurants. The Company anticipates that its promotions sales will decrease in 2003 compared to 2002 sales.

PRODUCT LINE SALES
                                  2002             2001              2000
                                % Sales          % Sales           % Sales
                              -------------    --------------    -------------
Bobbleheads                       27%               --                --
Football                          19%               28%              33%
Baseball                          13%               21%              20%
Basketball                         7%               9%               13%
Lapel pins                        14%               18%               5%
Playground balls                  12%               13%              13%
Soccer/volleyball                  2%               6%                8%
Helmets                            1%               --                --
Coins                              --               --                5%
Other                              5%               5%                3%
                              -------------    --------------    -------------
Total                             100%             100%              100%
                              =============    ==============    =============

         During 2002, the Company realized product sales increases when compared to 2001 of playground balls (35%), basketball (12%) and lapel pins (7%). This growth was offset by declines in the sales of soccer/volleyball (53%), baseballs (16%) and footballs (6%).

GROSS PROFIT:

         Gross profit increased 42% for the year ended December 31, 2002 from gross profit for the year ended December 31, 2001. Gross margins as a percentage of net sales increased to 37% in 2002 from 36% in 2001. The Company's gross margins as a percentage of net sales increased from 2001 to 2002 due primarily to higher inventory write-downs in 2001 and higher gross margins on its main product lines in 2002 offset by a higher proportion of promotional sales in 2002 which typically carry lower gross margins than the Company's retail customer sales. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Part I, Item 1. "Description of Business"). The Company anticipates that, with its planned product mix and lower raw material costs, it will be able to sustain gross margin levels in 2003 at or above the 2002 gross margin level.

OPERATING EXPENSES:

         Total operating expenses increased 31% for the year ended December 31, 2002 from total operating expenses for the year ended December 31, 2001. Operating expenses as a percentage of net sales decreased to 34% in 2002 from 36% in 2001. Operating expenses increased in absolute dollars due to an increase in royalty expense and personnel and salary expenses.

         Royalty expense increased 51% for the year ended December 31, 2002 from royalty expense for the year ended December 31, 2001 due to the increase in overall sales. Royalty expense, as a percentage of net sales, increased to 8% in 2002 from 7% in 2001. To broaden the Company's scope of product lines and expand market share, the Company will continue to pursue additional product categories with existing licensees and new license agreements with various organizations in the future.

         Marketing expenses increased 37% for the year ended December 31, 2002 from marketing expenses for the year ended December 31, 2001. Marketing expenses as a percentage of net sales remained at 11% for both years. The increase in marketing expenses reflects increases in personnel and salary expenses and outside commission expenses offset by lower advertising expenses, compared to prior year. The Company anticipates that its marketing expenses, as a percentage of net sales, will remain constant in 2003 from 2002.

         General and administrative expenses increased 21% for the year ended December 31, 2002 from general and administrative expenses for the year ended December 31, 2001. General and administrative expenses as a percentage of net sales decreased to 14% in 2002 from 16% in 2001. General and administrative expenses increased in 2002 from 2001 due in part to increases in salary-related expenses and facilities expense offset by lower bad debt expense. The Company anticipates that its general and administrative expenses, as a percentage of net sales, will increase in 2003 from 2002.

OTHER INCOME (EXPENSE):

         Interest expense was $39,754 for the year ended December 31, 2002, a decrease of $56,282 from interest expense of $96,036 for the year ended December 31, 2001 due to the reduction in the Company's bank debt outstanding in 2002. As of December 31, 2002 the Company had $0.7 million of bank debt outstanding versus $1.7 million at December 31, 2001.

         Interest income was $77,414 for the year ended December 31, 2002, a decrease of $26,625 from interest income of $104,039 for the year ended December 31, 2001. This decrease is due to the lower interest rates in 2002 as compared to 2001. Excess cash is deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         The effective income tax rate on income from continuing operations for the year ended December 31, 2002 was 38% as compared to 25% for the year ended December 31, 2001. Income tax benefits recognized during 2001 relate primarily to the net operating loss generated by the discontinued Rawlings Golf operations.

2001 VS. 2000

NET SALES:

         Sales increased $4.9 million, or 19%, for the year ended December 31, 2001 from sales for the year ended December 31, 2000. Retail sales for 2001 decreased by 8% from 2000. The decrease was due to a decrease in sales to toy specialty, distributor and department stores. This decrease was partially offset by increases in sales to certain mass merchant and sporting goods customers.

         Entertainment sales for 2001 increased 36% from 2000. The increase was primarily due to a 29% increase in sales to The Walt Disney Company for 2001. A decrease in 2001 sales to other theme parks was offset by increases in sales to restaurant and direct response retail customers. The Company has supplied product for an annual promotion for the Disney Store in 2001 and 2000.

         Team sales for 2001 increased 27% from 2000. The increase was due to sales increases to all professional league teams and concessionaires except for the NFL sales, which were down from 2000. MLB and Minor League Baseball sales were up 30% and 45%, respectively, for 2001 and had the largest dollar increases in sales compared to 2000.

         Promotion sales for 2001 increased 94% from 2000. The increase was due to promotions in 2001 with a national auto parts retailer and two different major quick-serve restaurants. The Company has experienced an increase in both the number and size of its promotions compared to 2000.

         During 2001, the Company realized product sales increases when compared to 2000 of lapel pins 324%, baseballs 24% and playground balls 19%. This growth was offset by declines in the sales of footballs 1%, soccer 14%, basketball 21% and coins (percentage is not meaningful since sales only occurred in 2000).

GROSS PROFIT:

          Gross profit increased 21% for the year ended December 31, 2001 from gross profit for the year ended December 31, 2000. Gross margins as a percentage of net sales increased to 36% in 2001 from 35% in 2000. The Company's gross margins as a percentage of net sales increased from 2000 to 2001 due primarily to a differing product mix, including an increase in lapel pin sales from the prior year, which carried higher than average gross margins when compared to footballs, baseballs and the other products. The increase in lapel pin and baseball sales in combination with raw material cost savings was offset by a $0.6 million increase from 2000 to 2001 in write-downs of discontinued and obsolete inventory. As previously noted, the Company's gross margins may fluctuate, particularly between quarters, based on several factors including sales and product mix (See Part I, Item 1. "Description of Business").

OPERATING EXPENSES:

         Total operating expenses increased 22% for the year ended December 31, 2001 from total operating expenses for the year ended December 31, 2000. Operating expenses as a percentage of net sales increased to 36% in 2001 from 35% in 2000. Operating expenses increased in absolute dollars due to an increase in royalty expense, personnel and salary expenses and a full year of facilities costs for the new building in 2001 versus a partial year in 2000.

         Royalty expense increased 16% for the year ended December 31, 2001 from royalty expense for the year ended December 31, 2000 due to the increase in overall sales. Royalty expense, as a percentage of net sales was 7% in both 2001 and 2000.

         Marketing expenses increased 20% for the year ended December 31, 2001 from marketing expenses for the year ended December 31, 2000. Marketing expenses as a percentage of net sales remained at 11% for both years. The increase in marketing expense reflects increases in personnel and salary expenses, show expenses and sample expenses.

         General and administrative expenses increased 31% for the year ended December 31, 2001 from general and administrative expenses for the year ended December 31, 2000. General and administrative expenses as a percentage of net sales increased to 16% in 2001 from 14% in 2000. General and administrative expenses increased in absolute dollars in 2001 from 2000 due in part to increases in salary-related expenses, bad debt expense and facilities expense based on a full year of occupation in the current facilities in 2001 versus six months in 2000.

OTHER INCOME (EXPENSE):

         Interest expense was $96,036 for the year ended December 31, 2001, an increase of $63,787 from interest expense of $32,249 for the year ended December 31, 2000. The increase was primarily due an increase in the Company's term debt including a $0.4 million term loan in December 2000 and $1.5 million term loan in March 2001. As of December 31, 2001 and December 31, 2000, there were no borrowings under the credit line.

         Interest income was $104,039 for the year ended December 31, 2001, a decrease of $23,061 from interest income of $127,100 for the year ended December 31, 2000. This decrease is due to the Company's lower average cash balances available for investment and lower interest rates in 2001 as compared to 2000. Excess cash was deposited into an interest-bearing depository account.

INCOME TAX EXPENSE:

         The effective income tax rate on income from continuing operations for the year ended December 31, 2001 was 25% as compared to 32% for the year ended December 31, 2000. Income tax benefits recognized during 2001 relate primarily to the net operating loss generated by the discontinued Rawlings Golf operations.

DISCONTINUED OPERATIONS

        In December 2000, the Company entered into an agreement with Rawlings for the exclusive global rights to sell golf clubs and golf related merchandise under the Rawlings brand name beginning January 1, 2001. In January 2001, the Company established a new Rawlings Golf division to design, develop, manufacture and market golf products under the Rawlings brand name. On November 13, 2001, the Company made the decision to terminate its license with Rawlings and discontinue its Rawlings Golf operations. Revenue and expenses incurred from January 2001 to November 13, 2001 have been included in the loss on discontinued operations, net of a tax benefit of $245,000. The majority of this loss was the result of sales and marketing costs and travel costs incurred to launch this division. Loss on disposal of discontinued operations includes costs from the termination of the licensing agreement with Rawlings, including the write-off of the remaining unamortized global rights fees, unamortized minimum royalties, inventory, interest costs and terminal rights fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net working capital increased to $10.7 million at December 31, 2002 from $9.9 million at December 31, 2001.

         Cash flows provided by operations decreased $1.4 million in 2002 from cash provided by operations in 2001. This decrease was primarily the result of a decrease in customer deposits and an increase in inventories partially offset by decreases in prepaid expenses and an increase in accounts payable and accrued expenses. The decrease in customer deposits resulted from a down payment at the end of 2001 for a large promotion project that was completed in the first half of 2002. Inventory increased in 2002 due to the Company purchasing more inventory at the end of 2002 due to the uncertainty over the West Coast dock labor situation that existed at the end of 2002. Since the end of 2002 the West Coast dock labor situation has been resolved. Accounts payable and accrued expenses increased in 2002 due to higher inventory payables and higher bonus accruals.

         Days sales outstanding, calculated in 2002 on a annual basis, improved 29% over 2001 due to the higher proportion of promotional sales in 2002 carrying more favorable payment terms than retail customer sales. Inventory turns, calculated on an annual basis, improved 38% over 2001.

         Cash and equivalents were $5.2 million at December 31, 2002, a decrease of $0.6 million from $5.8 million of cash and equivalents at December 31, 2001. This decrease in cash was primarily due to the repayment of bank debt in 2002.

         The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.25% as of December 31, 2002) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling six month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On June 27, 2002, the Company paid off the $0.3 million outstanding on its $0.4 million term loan with US Bank. The Company is in compliance with the covenants as of December 31, 2002. At December 31, 2002, $0.67 million under the special sublimit was the only outstanding borrowings.

         For the next twelve months, the Company anticipates that its capital expenditure requirements will approximate $0.9 million, which will be used to upgrade accounting and manufacturing systems, purchase additional computer systems and product molds.

         The following table summarizes future minimum contractual obligations of the Company:

                                                             Payments due by period
                              --------------------------------------------------------------------------------------

                                                   Less than     ---------------  ---------------   ---------------
                                    Total            1 year        1-3 years        4-5 years       After 5 years
                              ---------------  ----------------  ---------------  ---------------   ---------------
     Line of Credit (1)        $    669,397    $          --      $    669,397      $        --        $       --
     Capital leases                 239,089           89,166           144,762            5,161                --
     Operating leases             8,542,617        1,012,597         3,157,975        2,231,692         2,140,353
     Royalties                    1,135,000          697,500           437,500               --                --
                              ---------------  ----------------  ---------------- ----------------  ----------------
     Total contractual
     cash obligations           $10,586,103      $ 1,799,263      $  4,409,634      $ 2,236,853        $2,140,353
                              ===============  ================  ================ ================  ================

         (1) Principal payments only. Subject to financial covenants noted above.

         The Company has recently been able to fund its continuing operations from cash flow from operations. The nature of the promotions business leads to large individual orders that require the up-front purchase of large amounts of inventory. The Company has successfully negotiated payment terms with its promotions customers allowing for deposits to help fund the cost of inventory. There can be no guarantee that the Company will be able to continue negotiating deposits with its promotions customers. In addition, significant increases in retail sales may require the purchase of additional inventory to meet the short turn-around times required by large retail customers. The Company's line of credit requires it maintain net income of more than $100,000 on a rolling six month basis. The Company must achieve net income of at least $75,000 in the first quarter of 2003 to stay in compliance with this covenant. If the Company fails to stay in compliance with his covenant, it may not be able to negotiate a waiver from Comerica thereby requiring repayment of the total amount outstanding on its line of credit and potentially impacting its ability to fund its future working capital requirements or it may be able to negotiate a waiver but experience an increase in the cost of its debt financing.

         Management believes that if the Company is able to stay in compliance with the net income covenant on its line of credit or negotiate a waiver of such covenant, its existing cash position and credit facilities, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs at least through 2003.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143)." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to certain legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company plans to adopt the provisions of SFAS 143 beginning January 1, 2003 and does not expect it will have a material impact on the results of operations or financial position.

         In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale lease-back transactions be accounted for in the same manner as sale lease-back transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company plans to adopt the provisions of SFAS 145 beginning January 1, 2003 and does not anticipate that it will have a material effect on the results of operations or financial position.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on the results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this interpretation. The disclosure requirements of this interpretation are effective for interim or annual periods ending after December 15, 2002. The recognition and measurment provisions of this interpretation are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope FIN 45.

         On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Variable interest entities include such entities often referred to as structured finance or special purpose entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 will also affect leasing transactions where the lessor is a variable interest entity. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on the Company's financial statements and related disclosures.


2003 OUTLOOK

         The Company is seeking to generate growth both internally and externally during 2003. The Company anticipates increases in retail and team sales in 2003, based on continued product line expansion and increased licensing rights with the professional leagues. The Company anticipates a decrease in entertainment sales due to a decline in sales to the Disney Stores and lower promotional sales in 2003 due to the magnitude of the one-time $7 million Post Cereal promotion from the spring of 2002. Due to the size and timing of individual promotions, the Company may experience significant quarterly fluctuations in promotion sales. The Company intends to seek to enhance its internal growth opportunities by exploring acquisitions of established souvenir and sporting goods products that will provide opportunities to expand the Company's product lines, leverage the Company's relationships with its licensors and increase promotional opportunities.

         In an effort to pursue growth through acquisitions in 2003, the Company has incurred, and anticipates that it will continue to incur, acquisition-related expenses that will only be capitalizable if it is successful in such acquisitions. If the Company is unsuccessful in its acquisition attempts, any acquisition-related expenses will be expensed in the quarter in which it is determined that it is reasonably likely the acquisition will not occur. The result of the expensing of any acquisition-related expenses may have a material adverse impact on the Company's profitability in the quarter in which they are expensed and may likely have a material adverse impact on the Company's profitability in 2003.

         With its planned product mix and lower promotion sales, the Company anticipates that it will be able to sustain gross margin levels in 2003 at or above the 2002 gross margin level.

         There can be no assurance that the Company will be able to successfully increase its sales or income in 2003. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

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

         o The effectiveness of the Company's sales staff in expanding the breadth of the Company's customer base and significantly increasing sales.

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

         o The ability to maintain or increase sales with divisions of The Walt Disney Company other than the Disney Store.

         o The ability to source products from Asia at competitive prices without delays, increased tariffs, other restrictions or unanticipated costs.

         o The ability to effectively meet customer demands regarding timely delivery and order fulfillment without incurring air freight and other expedite costs.

         o The ability of the Company to find available acquisition opportunities, to obtain appropriate financing and to consummate acquisitions on acceptable terms. There can be no assurance that the Company will be able to consummate any acquisition on acceptable terms.

         These and other risks and uncertainties affecting the Company are discussed in greater detail in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk relates to interest rate risk with its variable rate term loans and credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of December 31, 2002, the Company's only variable rate debt outstanding was the $0.67 million balance on its line of credit with Comerica used to finance the discontinued Rawlings Golf operation. A 10% change in future interest rates on the variable rate term loans would not lead to a material decrease in future earnings assuming all other factors remained constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying index to Financial Statements and Supplemental Data of Fotoball USA, Inc., together with the independent auditors' reports.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

         In March 2002, the Company dismissed GSBB as the Company's independent accountant and engaged KPMG LLP ("KPMG") as the Company's new independent accountants. The dismissal of GSBB and retention of KPMG were approved by the Company's Audit Committee. The Company determined that a national accounting firm will better serve its future auditing needs.

         The reports of HLC and GSBB on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the two most recent fiscal years and through March 2002, there were no disagreements between the Company and HLC or GSBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLC and GSBB, would have caused HLC or GSBB to make reference to the subject matter thereof in its report on the Company's financial statements for such periods. During the two most recent fiscal years and through March 2002, there were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information as of March 15, 2003 concerning the executive officers and directors of the Company:

NAME                                AGE              POSITION
----                                ---              --------
Michael Favish                      54      Chairman, Chief Executive Officer and Director
Nicholas A. Giordano 1,2            60      Director
Joel K. Rubenstein 1,2              66      Director
John J. Shea 1,2                    65      Director
James D. McQuaid                    65      Director
Scott P. Dickey                     36      President, Chief Operating Officer and Director
Thomas R. Hillebrandt               41      Senior Vice President and Chief Financial Officer
Arthur E. McElfresh                 47      Vice President, Sales and Marketing, Retail and Team Business
Karen M. Betro                      52      Vice President, Operations
Steven B. Katzke                    36      Vice President, Entertainment Sales and Marketing

--------
      1.  Member of compensation committee
      2.  Member of audit committee

         MICHAEL FAVISH has served as a director of the Company since his founding of the Company in December 1988 and as Chairman and Chief Executive Officer since April 2001 and as President, Chief Executive Officer and a director of the Company from March 1994 to April 2001. Mr. Favish has over 28 years of product design, manufacturing and sourcing experience and has established a number of strategic international sourcing alliances.

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

         JOEL K. RUBENSTEIN has served as a director of the Company since August 1994. From April 1990 through April 1992 and from March 1994 to present, Mr. Rubenstein has been a partner of the Contrarian Group, Inc., an operating management company. In addition, from April 1994 to present, Mr. Rubenstein has been a principal of Oracle One Partners, Inc., a marketing management company. From April 1992 through March 1994, Mr. Rubenstein served as the Senior Project Manager, Business & Economic Development for Rebuild L.A., the recovery organization created after the Los Angeles riots. Prior to such time, from January 1985 through April 1990, Mr. Rubenstein served as the Vice President, Corporate Marketing for Major League Baseball, Office of the Commissioner. Mr. Rubenstein is currently serving on the Board of Directors of SSP Solutions, a publicly held corporation.

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

         JAMES D. MCQUAID has served as director of the Company since January 2003. In 1997 Mr. McQuaid co-founded MFM Asset Management, a broker/dealer that was sold to Wunderlick Securities, Inc. in 2001. Mr. McQuaid served as President of Marketing Electronics Corp. from 1969 until its merger into Metromail Corp. in 1979. While at Metromail Corp. Mr. McQuaid served as Executive Vice
President from 1979 to 1985, President from 1985 to 1989 and Chairman from 1989 to 1996 and continued to serve as a consultant to Metromail Corp. until 2001. Metromail Corp. went public in 1984 and was sold to R.R. Donnelley & Sons in 1987. Prior to Marketing Electronics Corp., Mr. McQuaid worked eight years in various positions for Spiegel, Inc., Montgomery Ward and Consumer Systems Corp. Mr. McQuaid has also served as a member and Chairman of the Direct Marketing Association's Board of Directors for 12 years. Currently, Mr. McQuaid serves as a member of the Northwestern University Cancer Center Development Advisory Committee.

         SCOTT P. DICKEY has served as a director of the Company since January 2003 and as President and Chief Operating Officer of the Company since April 2001. Prior to joining Fotoball, from July 1999 to December 2000, Mr. Dickey served as the Chief Operating Officer and Senior Vice President of Business Development for Sundance, a privately held entertainment organization. From July 1997 through July 1999, Mr. Dickey was Director of Sales and Marketing for Disney Regional Entertainment, a division of The Walt Disney Company. From January 1994 to July 1997, Mr. Dickey was the Director and Group Manager of Marketing and Sales for the National Basketball Association. From August 1991 to December 1993, Mr. Dickey was the Business Manager of Team Sports for Spalding Sports Worldwide.

         THOMAS R. HILLEBRANDT has served as Senior Vice President and Chief Fiancial Officer since June 2001 and as Vice President and Chief Financial Officer of the Company from July 2000 through May 2001. Prior to joining Fotoball, from August 1998 through July 2000, Mr. Hillebrandt served as the Vice President and Chief Financial Officer of ChatSpace, Inc., a privately held Internet software and services company. From May 1996 through July 1998, Mr. Hillebrandt was Chief Financial Officer of Link sandiego.com, Inc. and DITR Marketing, Inc., both privately held Internet service companies. From January 1994 to April 1996, Mr. Hillebrandt was the Chief Financial Officer of Emerald Systems/St. Bernard Software a privately held PC networks management software company. From March 1990 to December 1993, Mr. Hillebrandt was the Director of Finance of Ventura Software, a multinational Xerox subsidiary and from September 1985 to February 1990 he was a CPA with the firm KPMG Peat Marwick.

         ARTHUR E. MCELFRESH has served as Vice President, Sales and Marketing, Retail and Team Business since December 2002. Prior to joining the Company, Mr. McElfresh worked as a Senior Account Manager of Cadence Design Systems, a publicly held supplier of electronic design technologies, from May 2000 to December 2002. From October 1998 to May 2000, Mr. McElfresh worked as Sales Business Lead - Supply Chain at Nike, Inc. From January 1993 to October 1998 Mr. McElfresh served in various sales positions culminating in Category Sales Manager within the golf division of Nike, Inc. From August 1991 to November 1992, Mr. McElfresh was the National Sales Manager for American Precision, a privately held custom gear manufacturer. From March 1998 to July 1991 he served as Equipment Finance Specialist for Perry Morris Corporation, a privately held equipment financing company. From January 1981 to March 1988 he served in various positions culminating in General Manager with California Recreational Services, a privately held company operating commercial recreation facilities. From May 1977 to November 1980 Mr. McElfresh was a Sales Representative for Packaging Corporation of America, a subsidiary of Tenneco Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Common Stock are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company, the Company believes that, during fiscal 2002, all
Section 16(a) filing requirements applicable to its officers, directors and persons owning beneficially more than ten percent of the Common Stock were in compliance except for a Form 4 for Michael Favish filed in November 2002 and a Form 3 for Arthur E. McElfresh filed in December 2002, both of which incorrectly listed stock options granted. Mr. Favish and Mr. McElfresh filed Form 4s in February 2003 to correct the reporting error.


ITEM 11. EXECUTIVE COMPENSATION

 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows, for the fiscal years ended December 31, 2002, 2001 and 2000, the compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executives") for the fiscal year ended December 31, 2002.

--------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                                                     LONG-TERM
                                                        ANNUAL COMPENSATION                        COMPENSATION
                                          ------------------------------------------------      --------------------
Name and Principal Position                Year     Salary ($)    Bonus ($)     Other ($)           Options (#)
------------------------------------------------------------------------------------------      --------------------
Michael Favish                             2002       $250,000     $150,000       $17,408  (1)                   --
     Chairman and Chief Executive          2001        230,000       25,000        19,663  (2)               23,000
     Officer                               2000        210,000           --        19,746  (3)                   --

Scott P. Dickey                            2002       $200,000     $100,000       $10,554  (4)                   --
     President  and Chief Operating        2001        150,000       37,500         7,035  (5)              160,938
     Officer                               2000             --           --            --                        --

Thomas R. Hillebrandt                      2002       $135,000     $ 33,750       $15,825  (6)                   --
     Senior Vice President and Chief       2001        120,000       10,000         8,051  (7)               20,000
     Financial Officer                     2000         51,923       10,000         1,500  (8)               20,000

Jon D. Schneider                           2002       $115,000     $190,168       $15,297  (9)                   --
     Vice President, Promotion and         2001        105,000       24,000        13,516 (10)                5,000
     Team Sales                            2000         51,500       10,000         1,500 (11)               10,000

Steven B. Katzke                           2002       $120,000      $63,299        $8,533 (12)                   --
     Vice President, Entertainment         2001        100,000       54,837         3,000 (13)                7,000
     Sales and Marketing                   2000         90,000       20,000         3,000 (14)                   --

(1) Includes $9,000 for reimbursement of automobile expenses, $5,923 for disability insurance coverage and $2,485 for health insurance coverage

(2) Includes $9,000 for reimbursement of automobile expenses, $8,546 for disability insurance coverage and $2,117 for health insurance coverage.

(3) Includes $9,000 for reimbursement of automobile expenses, $8,000 for disability insurance coverage and $2,746 for health insurance coverage.

(4) Includes $6,000 for reimbursement of automobile expenses, $2,069 for disability insurance coverage and $2,485 for health insurance coverage

(5) Includes $4,500 for reimbursement of automobile expenses, $1,034 for disability insurance coverage and $1,501 for health insurance coverage.

(6) Includes $3,000 for reimbursement of automobile expenses, $528 for disability insurance coverage and $12,297 for health insurance coverage

(7) Includes $3,000 for reimbursement of automobile expenses, $132 for disability insurance coverage and $4,919 for health insurance coverage.

(8)    Includes $1,500 for reimbursement of automobile expenses.

(9) Includes $3,000 for reimbursement of automobile expenses and $12,297 for health insurance coverage.

(10) Includes $3,000 for reimbursement of automobile expenses and $10,516 for health insurance coverage.

(11)   Includes $1,500 for reimbursement of automobile expenses.

(12) Includes $3,000 for reimbursement of automobile expenses and $5,533 for health insurance coverage.

(13)   Includes $3,000 for reimbursement of automobile expenses.

(14)   Includes $3,000 for reimbursement of automobile expenses.

STOCK OPTIONS

         No grants of stock options under the 1998 Stock Option Plan were made to the Named Executives during 2002.

OPTION HOLDINGS

         The following table sets forth stock options exercised by the Named Executives during 2002 and unexercised options held by the Named Executives as of the end of 2002.

----------------------------------------------------------------------------------------------------------------------------
                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------------
                                                              SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                 SHARES        VALUE     UNEXERCISED OPTIONS AT 12/31/02  IN-THE-MONEY OPTIONS AT 12/31/02
                                EXERCISED    REALIZED                (#)(1)                            ($)(2)
NAME                               (#)          ($)         EXERCISABLE  UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
Michael Favish                         --           --       134,667         15,333        $299,371           $32,659
Scott P. Dickey                        --           --        80,469         80,469        $233,407          $233,407
Thomas R. Hillebrandt                  --           --        20,000         20,000         $18,434           $30,516
Jon D. Schneider                       --           --         8,333          6,667          $4,417           $ 7,533
Steven B. Katzke                       --           --        20,667          4,667         $34,197           $ 9,941

(1) This represents the total number of shares subject to stock options held by the Named Executives as of December 31, 2002. These options were granted on various dates during the years 1994 through 2001.

(2) Based on the $4.13 closing price of the Company's Common Stock on the Nasdaq National Market on December 31, 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company is party to an employment agreement (the "Favish Agreement") with Michael Favish, which provides that Mr. Favish will serve as Chief Executive Officer for a three-year term commencing on August 10, 2002. Mr. Favish's annual base salary was $210,000 during 2000, $230,000 during 2001 and $250,000 during 2002, with annual increases at the discretion of the compensation committee. Mr. Favish is also entitled to a bonus at the discretion of the compensation committee and will be granted options, vesting over a three-year period, to purchase not less than 10,000 shares of Common Stock per year at a per share exercise price equal to the then-current fair market value. During 2000 and 2002, Mr. Favish waived his right to receive options to purchase 10,000 shares of Common Stock, pursuant to the Favish Agreement. During 2001, Mr. Favish received options to purchase 23,000 shares of Common Stock pursuant to the Favish Agreement. The Favish Agreement also provides that Mr. Favish will not engage in a business which competes with the Company for the term of the Favish Agreement and for one year thereafter.

         If the Favish Agreement is terminated by the Company, including a constructive termination (as defined in the Favish Agreement), other than as a result of death or disability of Mr. Favish or for cause (and other than in connection with a change in control (as defined in the Favish Agreement) of the Company), the Company shall pay Mr. Favish a severance and non competition payment equal to the sum of (x) an amount equal to the base salary for the remainder of the term plus (y) an amount equal to the bonus compensation earned by Mr. Favish in respect of the last full fiscal year immediately preceding the year of termination multiplied by the number of full fiscal years remaining in the term. In the event of a termination of employment (including a constructive termination) within six (6) months following a change in control of the Company, the Company shall pay Mr. Favish a severance and non competition payment equal to the greater of (x) the sum of (i) an amount equal to the base salary for the remainder of the term plus (ii) an amount equal to the bonus compensation earned by Mr. Favish in respect of the last full fiscal year immediately preceding the year of termination multiplied by the number of full fiscal years remaining in the Term; or (y) 2.99 times the sum of the base salary plus the bonus compensation in respect of the year immediately preceding the year of termination. If the Favish Agreement is not renewed beyond the term or if the Favish Agreement is terminated by the Company, including a constructive termination, other than as a result of death or disability of Mr. Favish or for cause (and other than in connection with a change in control), during the last twelve (12) months of the term, the Company shall pay Mr. Favish a severance and non competition payment equal to the sum of (x) an amount equal to the base salary in respect of the calendar year immediately preceding the year of termination plus (y) an amount equal to the bonus compensation earned by Mr. Favish in respect of the calendar year immediately preceding the year of termination.

         The Company is party to an employment agreement (the "Dickey Agreement") with Scott P. Dickey which provides that Mr. Dickey will serve as President and Chief Operating Officer for a two-year term commencing on April 2, 2001 and continuing until April 1, 2003. Mr. Dickey's annual base salary will be $200,000 during the term of the Dickey Agreement. Mr. Dickey is also entitled to a bonus based on a bonus compensation plan jointly established between the Board of Directors and Mr. Dickey. Such plan will be based on pre-tax net income targets determined in accordance with generally accepted accounting principles ("GAAP"), applied on a consistent basis. The Dickey Agreement provides that the Board of Directors will establish three separate pre-tax net income targets which if achieved by the Company during such period, would entitle Mr. Dickey to a bonus compensation of fifty percent (50%), seventy five percent (75%) and one hundred percent (100%), respectively, of his base salary. For the fiscal year ended December 31, 2001, the minimum bonus compensation was $37,500. The Dickey Agreement also provides that Mr. Dickey shall receive options to purchase 125,000 shares of Common Stock at $1.12 per share (the market price on March 28, 2001, the date the Dickey Agreement was signed) and purchase 35,938 shares of Common Stock at $1.61 per share (the market price on June 21, 2001) subject to and in accordance with, the 1998 Employees Stock Option Plan. Fifty percent (50%) of all options issued under the Dickey Agreement vested as of April 1, 2002 and the remaining options shall vest as of April 1, 2003. In the event Mr. Dickey is terminated for cause (as defined in the Dickey Agreement), the Dickey Agreement provides that Mr. Dickey is no longer entitled to any compensation. In the event the agreement is involuntary terminated for good reason (as defined in the Dickey Agreement), Mr. Dickey is entitled to a lump sum payment equal to the unpaid base salary for the remainder of the term of the agreement, and the granted options will automatically become fully vested and exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

         The following table sets forth certain information as of March 28, 2003 with respect to the Common Stock of the Company beneficially owned by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) all directors and nominees, (c) the Named Executives (as defined under the caption "Executive Compensation") and (d) all executive officers and directors of the Company as a group.

--------------------------------------------------------------------------------------------------------------
                                      SUMMARY OF BENEFICIAL OWNERSHIP
--------------------------------------------------------------------------------------------------------------
                                                                              AMOUNT OF
                                                                             BENEFICIAL           % OF STOCK
NAME                                                                        OWNERSHIP (1)        OWNERSHIP (1)
-------------------------------------------------------------------- ------------------- ---------------------
Michael Favish                                                                576,086 (2)                15.8%
Nicholas A. Giordano                                                           32,500 (3)                 0.9%
Joel K. Rubenstein                                                             35,000 (4)                 1.0%
John J. Shea                                                                   44,000 (5)                 1.2%
James D. McQuaid                                                                   --                      --
Scott P. Dickey                                                               170,938 (6)                 4.7%
Thomas R. Hillebrandt                                                          29,167 (7)                 0.8%
Jon D. Schneider                                                                  --  (8)                  --
Steven B. Katzke                                                               19,696 (9)                 0.5%
Other officers                                                                 66,167                     1.8%
                                                                     ------------------- ---------------------
All officers and directors as a group                                         973,554                    26.7%
                                                                     =================== =====================

(1) This table identifies persons and entities having beneficial ownership with respect to the shares set forth opposite their names as of March 28, 2003, according to information furnished to the Company by each of them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the conversion of convertible securities or the exercise of warrants or options. Percent of Common Stock ownership is based on 3,651,501 shares of Common Stock outstanding, and assumes that in each case the person or entity only, or the group only, exercised his or its rights to purchase all shares of Common Stock underlying stock options and warrants.

(2) Includes 110,000, 10,000, 7,000 and 15,333 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.69, $6.63 and $2.00, respectively.

(3)      Includes 5,000, 5,000, 5,000, 5,000, and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $2.38, $4.75, $4.00, $1.90 and $4.55, respectively.

(4)      Includes 7,500, 5,000, 5,000, 5,000, 5,000 and 5,000 shares of Common
         Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.38, $4.75, $4.00, $1.90 and $4.55, respectively.

(5) Includes 5,000, 5,000, 5,000 and 5,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $4.84, $4.00, $1.90 and $4.55, respectively.

(6) Includes 125,000 and 35,938 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.12 and $1.61, respectively.

(7) Includes 13,334 and 13,333 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $3.81 and $2.00, respectively.

(8) All options were exercised or lost by February 27, 2003 due to resignation of officer.

(9) Includes 10,000, 3,334, 5,000 and 7,000 shares of Common Stock issuable upon exercise of currently exercisable options at per share exercise prices of $1.69, $2.69, $6.63 and $2.00, respectively.

         For the year ended December 31, 2002 the Company had the following compensation plans under which it has authorized the issuance of equity securities.

                                                Number of
                                            securities to be      Weighted average
                                               issued upon         exercise price
                                               exercise of         of outstanding           Number of
                                               outstanding            options,             securities
                                                options,            warrants and            remaining
                                              warrants and             rights.            available for
    Plan Category                                rights                                  future issuance
    ------------------------------------    ------------------    ------------------    ------------------

    Equity compensation plans
    approved by security holders                      618,525                 $2.33               12,850

    Equity compensation plans not
    approved by security holders                       61,200                 $5.05                    --
                                            ------------------    ------------------    ------------------
        Total                                         679,725                 $2.57               12,850
                                            ==================    ==================    ==================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Michael Favish, Chairman and Chief Executive Officer of the Company, and Karen Betro, Vice President of Operations of the Company, have a long-term relationship with no spousal rights. Derrick Favish, a non-officer employee and stockholder of the Company, is the brother of Michael Favish, the Chairman and Chief Executive Officer of the Company. Terry Favish, non-officer employee of the Company, is the son of Michael Favish.

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

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

         (A). Exhibits

         EXHIBIT
         NUMBER                                      DESCRIPTION
         --------                                    -----------

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

         10.1(5) License Agreement with Major League Baseball Players Association dated January 8, 2003.

         10.1(6) License Agreement with Major League Baseball Properties, Inc. dated February 26, 2003.

         10.3(6)* 1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 4.1 of the Form S-8 filed on July 23, 1998).

         10.3(7)* Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 of the Form S-8 filed on July 23, 1998).

         10.3(8)* Amendment to 1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 4.1 of the From S-8 filed on August 16,1999).

         10.3(9)* Amendment to 1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 4.1 of the From S-8 filed on August 3,2001).

         10.4(2)* Form of Employment Agreement with Scott P. Dickey dated March 28, 2001 (incorporated herein by reference to the Form 10-Q for the period ended June 30, 2001).

         10.4(3)* Form of Employment Agreement with Michael Favish dated August 10, 2002 (incorporated herein by reference to the Form 10-Q for the period ended September 30, 2002).

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

         10.10(11)       Amended Loan Agreement dated February 20, 2002 between
                         Fotoball USA, Inc. and U.S. Bank National Association.

         10.10(12)       Loan and Security Agreement and Variable Rate Single
                         Payment Note with Comerica (incorporated herein by reference to the Form 10-Q for the period ended June
                         30, 2002).

         16.1 Letter from Good Swartz Brown & Berns LLP addressed to the United States Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of the Form 8-K Current Report dated March 26, 2001).

         16.2 Letter from Good Swartz Brown & Berns LLP addressed to the United States Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.2 of the Form 8-K Current Report dated March 12, 2002).

         23.1 Consent of Good Swartz Brown & Berns LLP, independent public accountants.

         23.2            Consent of KPMG LLP, independent public accountants.

         99.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

         *    Indicates exhibits relating to executive compensation.

         (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-K.

         (B)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

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

                                                           Fotoball USA, Inc.
                                                          ---------------------
                                                              (Registrant)

Dated: March 28, 2003                       By:  /s/ Michael Favish
                                                 ------------------
                                                  Michael Favish
                                                  Chairman and Chief Executive
                                                  Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2003                       By:  /s/ Michael Favish
                                                 ------------------
                                                  Michael Favish
                                                  Chairman and Chief Executive
                                                  Officer


Dated: March 28, 2003                       By:  /s/ Thomas R. Hillebrandt
                                                 -------------------------
                                                  Thomas R. Hillebrandt
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)


Dated: March 28, 2003                       By:  /s/ Scott P. Dickey
                                                 -------------------
                                                  Scott P. Dickey
                                                  President, Chief Operating
                                                  Officer and Director


Dated: March 28, 2003                        By:  /s/ Nicholas A. Giordano
                                                  ------------------------
                                                   Nicholas A. Giordano
                                                   Director


Dated: March 28, 2003                        By:  /s/ Joel K. Rubenstein
                                                  ----------------------
                                                   Joel K. Rubenstein
                                                   Director



Dated: March 28, 2003                       By:  /s/ John J. Shea
                                                 ----------------
                                                  John J. Shea
                                                  Director


Dated: March 28, 2003                       By:  /s/ James D. McQuaid
                                                 --------------------
                                                  James D. McQuaid
                                                  Director

                                                  RULE 13a-14 CERTIFICATIONS



I, Michael Favish, certify that:

1.   I have reviewed this annual report on Form 10-K of FOTOBALL USA, INC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003                      BY:      /s/ Michael Favish
                                                    ------------------
                                                    Michael Favish
                                                    Chairman and Chief Executive
                                                    Officer (Principal Executive
                                                    Officer)

I, Thomas R. Hillebrandt, certify that:

1.   I have reviewed this annual report on Form 10-K of FOTOBALL USA, INC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003                       BY:      /s/ Thomas R. Hillebrandt
                                                     -------------------------
                                                     Thomas R. Hillebrandt
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                               FOTOBALL USA, INC.
               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Reports of Independent Auditors                                                                           F-1 to F3

Balance Sheets as of December 31, 2002 and 2001                                                                 F-4

Statements of Operations for the years ended December 31, 2002, 2001 and 2000                                   F-5

Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000                          F-6

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                                   F-7

Notes to Financial Statements                                                                           F-8 to F-21

Schedule II - Valuation and Qualifying Accounts                                                                F-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Fotoball USA, Inc.

We have audited the 2002 financial statements of Fotoball USA, Inc. (the Company) as listed in the accompanying index. In connection with our audit of the 2002 financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The 2001 and 2000 financial statements and financial statement schedule of the Company as listed in the accompanying index were audited by other auditors. Those auditors expressed unqualified opinions on the 2001 and 2000 financial statements and financial statement schedule in their reports dated February 1, 2002 and February 2, 2001, respectively.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Fotoball USA, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
------------
KPMG LLP
San Diego, California

February 5, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Fotoball USA, Inc.



We have audited the accompanying balance sheet of FOTOBALL USA, INC. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the supplemental data on page F-22. These financial statements and supplemental data are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental data based on our audit.

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




/s/ Good Swartz Brown & Berns LLP
---------------------------------
Good Swartz Brown & Berns LLP




Los Angeles, California
February 1, 2002

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders
Fotoball USA, Inc.



We have audited the accompanying balance sheet of FOTOBALL USA, INC. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. Our audit also included the supplemental data on page F-22. These financial statements and supplemental data are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental data based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FOTOBALL USA, INC. as of December 31, 2000 and the results of operations, stockholders' equity and cash flow for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental data, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




      Hollander, Lumer  & Co. LLP





Los Angeles, California
February 2, 2001

                               FOTOBALL USA, INC.
                                 BALANCE SHEETS

                                                                                    December 31,         December 31,
                                                                                        2002                 2001
                                                                                  -----------------    ------------------
                                     ASSETS
  Current assets
       Cash and equivalents                                                       $     5,189,250       $     5,779,203
       Accounts receivable, net                                                         3,684,133             3,705,873
       Other receivables                                                                  125,489               359,400
       Inventories                                                                      3,946,922             2,655,702
       Prepaid expenses and other                                                         317,841             1,165,209
       Deferred income taxes                                                              908,560               951,000
                                                                                  -----------------     -----------------
                    Total current assets                                               14,172,195            14,616,387
                                                                                  -----------------     -----------------

       Property and equipment, net                                                      2,203,169             2,225,106
       Deposits and other assets                                                           79,498               158,995
                                                                                  -----------------     -----------------
                                                                                  $    16,454,862       $    17,000,488
                                                                                  =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
       Accounts payable and accrued expenses                                      $      3,137,987      $     1,861,842
       Customer deposits                                                                   163,102            1,978,779
       Income taxes payable                                                                 99,200                   --
       Current portion of long-term debt                                                        --              741,368
       Current portion of capital leases                                                    73,796               92,773
                                                                                  -----------------     -----------------
                    Total current liabilities                                            3,474,085            4,674,762
                                                                                  -----------------     -----------------

  Long-term liabilities
       Line of credit                                                                      669,397                   --
       Long-term debt, net of current portion                                                   --              927,145
       Capital leases, net of current portion                                              135,075              183,775
       Deferred rent                                                                       293,969              248,105
       Deferred income taxes                                                                53,000              121,000
       Long-term reserve for discontinued operations                                         1,480               24,290
                                                                                  -----------------     -----------------
                    Total long-term liabilities                                          1,152,921            1,504,315
                                                                                  -----------------     -----------------
                    Total liabilities                                                    4,627,006            6,179,077
                                                                                  -----------------     -----------------

  Stockholders' equity
       Preferred stock, $.01 par value; Series A, authorized - 1,000,000 shares, 0 shares issued and outstanding at December 31, 2002
           and 2001, respectively                                                               --                   --
       Common stock, $.01 par value; authorized - 15,000,000 shares;
           Issued and outstanding - 3,609,834 shares at December 31,
           2002 and 3,580,033 shares at December 31, 2001                                   36,098               35,800
       Additional paid-in capital                                                       11,754,368           11,680,337
       Retained earnings (accumulated deficit)                                              37,390             (894,726)
                                                                                  -----------------     -----------------
                    Total stockholders' equity                                          11,827,856           10,821,411
                                                                                  -----------------     -----------------
                                                                                  $     16,454,862      $    17,000,488
                                                                                  =================     =================

Commitments and contingencies (note 8)

                 See accompanying notes to financial statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS

                                                                             Years ended December 31,
                                                             ---------------------------------------------------------
                                                                    2002               2001               2000
                                                             ------------------ ------------------- ------------------
Net sales                                                        $  43,995,967     $  31,631,931       $  26,687,158
Cost of sales                                                       27,713,725        20,164,421          17,241,579
                                                             ------------------ ------------------- -------------------
     Gross profit                                                   16,282,242        11,467,510           9,445,579
                                                              ----------------- ------------------- -------------------
Operating expenses
     Royalties                                                       3,413,947         2,264,291           1,951,647
     Marketing                                                       4,840,372         3,535,607           2,942,729
     General and administrative                                      6,043,330         4,996,058           3,807,588
     Depreciation and amortization                                     514,137           514,113             450,654
     Loss from sale of equipment                                            --                --             122,541
                                                             ------------------ ------------------- ------------------
                  Total operating expenses                          14,811,786        11,310,069           9,275,159
                                                             ------------------ ------------------- ------------------
                  Income from operations                             1,470,456           157,441             170,420
                                                             ------------------ ------------------- ------------------
Other income (expense)
     Interest expense                                                  (39,754)          (96,036)            (32,249)
     Interest income                                                    77,414           104,039             127,100
                                                             ------------------ ------------------- ------------------
                  Total other income (expense)                          37,660             8,003              94,851
                                                             ------------------ ------------------- ------------------
Income from continuing operations before income taxes                1,508,116           165,444             265,271
     Income tax expense                                                576,000            42,000              86,000
                                                             ------------------ ------------------- ------------------

Income from continuing operations                                      932,116           123,444             179,271
                                                             ------------------ ------------------- ------------------

Discontinued operations:
     Loss on discontinued operations net of tax benefit
        ($245,000)                                                          --          (484,650)                 --
     Loss on disposal of discontinued operations net of tax
        benefit ($446,000)                                                  --          (629,376)                 --
                                                             ------------------ ------------------- ------------------

Net income (loss)                                               $      932,116     $    (990,582)      $     179,271
                                                             ================== =================== ==================

Weighted average number of common shares outstanding:
                  Basic                                              3,598,134         3,579,516           3,576,472
                                                             ================== =================== ==================
                  Diluted                                            3,915,876         3,699,613           3,720,952
                                                             ================== =================== ==================

Income from continuing operations per common share:
                  Basic                                      $            0.26  $           0.03   $            0.05
                                                             ================== =================== ==================
                  Diluted                                    $            0.24  $           0.03   $            0.05
                                                             ================== =================== ==================

Loss from discontinued operations per common share:
                  Basic                                                   --    $         (0.31)                 --
                                                             ================== =================== ==================
                  Diluted                                                 --    $         (0.31)                 --
                                                             ================== =================== ==================

Net income (loss) per common share:
                  Basic                                      $            0.26  $         (0.28)    $          0.05
                                                             ================== =================== ==================
                  Diluted                                    $            0.24  $         (0.28)    $          0.05
                                                             ================== =================== ==================

                 See accompanying notes to financial statements

                                                       FOTOBALL USA, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                       THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                 Retained
                                                  Common Stock               Additional          earnings
                                         -------------------------------       paid-in         (accumulated
                                            Shares            Amount           capital            deficit)           Total
                                         --------------   --------------   ----------------   ----------------   ---------------
BALANCE, December 31, 1999                 3,566,536      $    35,665       $ 11,636,471      $     (83,415)     $ 11,588,721

Stock-based compensation expense                  --               --             15,772                 --            15,772

Exercise of stock options                     12,496              125             22,634                 --            22,759

Net income                                        --               --                 --            179,271           179,271
                                         --------------   --------------   ----------------   ----------------   ---------------

BALANCE, December 31, 2000                 3,579,032           35,790         11,674,877             95,856        11,806,523

Stock-based compensation expense                  --               --              3,780                 --             3,780

Exercise of stock options                      1,001               10              1,680                 --             1,690

Net loss                                          --               --                 --           (990,582)         (990,582)
                                         --------------   --------------   ----------------   ----------------   ---------------

BALANCE, December 31, 2001                 3,580,033           35,800         11,680,337           (894,726)       10,821,411

Exercise of stock options                     29,801              298             74,031                 --            74,329

Net income                                        --               --                 --            932,116           932,116
                                         --------------   --------------   ----------------   ----------------   ---------------

BALANCE, December 31, 2002                 3,609,834      $    36,098       $ 11,754,368      $      37,390      $ 11,827,856
                                         ==============   ==============   ================   ================   ===============

                 See accompanying notes to financial statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31,
                                                               ----------------------------------------------------------
                                                                    2002                 2001                 2000
                                                               ----------------     ----------------     ----------------
  Cash flows from operating activities:
    Net income (loss)                                             $    932,116        $    (990,582)      $      179,271
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization of property and
       equipment                                                       560,710            1,037,829              463,174
       Provision for deferred income taxes                             (25,560)            (276,000)             107,000
       Stock-based compensation                                             --                3,780               15,772
       Loss on sale of equipment                                            --                   --              122,541
       Provision for accounts receivable reserves                      292,784              483,492               98,623
    Changes in operating assets and liabilities:
       Accounts receivable                                            (271,044)            (911,666)             336,692
       Other receivables                                               233,911              (60,841)            (298,559)
       Inventories                                                  (1,291,220)           1,377,392               72,581
       Prepaid expenses and other                                      847,368             (597,933)            (313,616)
       Accounts payable and accrued expenses                         1,276,145              358,008             (328,948)
       Customer deposits                                            (1,815,677)           1,834,784                5,742
       Income taxes payable                                             99,200                   --             (158,185)
       Deferred rent                                                    45,864               13,220              234,884
       Long-term reserve for discontinued operations                   (22,810)              24,290                   --
                                                               ----------------     ----------------     ----------------
  Net cash provided by operating activities                            861,787            2,295,773              536,972
                                                               ----------------     ----------------     ----------------

  Cash flows from investing activities
    Purchase of property and equipment                                (512,968)            (476,416)          (1,451,488)
    Decrease (increase) in long-term deposits                           79,498               93,772             (422,782)
                                                               -----------------    ----------------     ----------------
  Net cash used in investing activities                               (433,470)            (382,644)          (1,874,270)
                                                               ----------------     ----------------     ----------------

  Cash flows from financing activities
    Net borrowings from line of credit                                 669,397                   --                   --
    Proceeds from long-term debt                                       410,006            1,500,000              650,000
    Payments on capital leases                                         (93,483)            (106,828)            (180,680)
    Payments on long-term debt                                      (2,078,519)            (450,146)             (31,341)
    Proceeds from exercise of stock options                             74,329                1,690               22,759
                                                               ----------------     ----------------     ----------------
  Net cash provided by (used in) financing activities               (1,018,270)             944,716              460,738
                                                               ----------------     ----------------     ----------------

  Net increase (decrease) in cash and equivalents                     (589,953)           2,857,845             (876,560)
  Cash and equivalents, beginning of year                            5,779,203            2,921,358            3,797,918
                                                               ----------------     ----------------     ----------------
  Cash and equivalents, end of year                               $  5,189,250         $  5,779,203         $  2,921,358
                                                               ================     ================     ================

  Supplemental disclosure of cash flow information:
    Interest paid                                                 $     82,386         $    165,003         $     32,249
    Incomes taxes paid                                            $    530,800         $         --         $    305,000

  Supplemental schedule of noncash investing and
  financing activities:
    Equipment acquired under capital leases                       $     25,806         $     57,385         $     99,735

                 See accompanying notes to financial statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS - The Company manufactures and markets souvenir and promotional products. Four separate sales groups sell the Company's products and services into distinct markets. Fotoball Sports services national and regional retailers; Fotoball Entertainment Marketing services entertainment destinations such as theme parks, resorts, restaurants and casinos; Fotoball Sports Team supports the retail needs of professional sports franchises and concessionaires across the nation and Marketing Headquarters develops custom promotional programs for Fortune 500 companies. The Company currently holds licenses with Major League Baseball, the National Football League, the National Hockey League, more than one hundred NCAA colleges, Warner Bros. "Scooby Doo," Marvel's "Spider-Man," "Incredible Hulk" and "X-Men," Nickelodeon's "Blue's Clues," Mattel's "Barbie" and The Coca-Cola Company.

     RECLASSIFICATION - Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

     CASH AND EQUIVALENTS - Cash and equivalents include money market funds and marketable securities that are highly liquid and have original maturities of three months or less at the date of purchase.

     Cash and cash equivalents consist of the following:

                                                  December 31,
                                      -------------------------------------
                                           2002                 2001
                                      ----------------    -----------------
         Cash deposits                    $ 1,153,391          $   731,362
         Short-term securities              4,035,859            5,047,841
                                      ----------------    -----------------

              Total                       $ 5,189,250          $ 5,779,203
                                      ================    =================

     Short-term securities (money market fund account maturing in less than three months) are stated at fair market value including earned interest. At times such investments may be in excess of the Federal Deposit Insurance
     (FDIC) insurance limits.

     CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in various investment grade instruments such as certificates of deposit and money market funds. The Company invests its cash in what it believes to be credit-worthy financial institutions and has established guidelines relative to diversification and maturities with the objectives of maintaining safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of recent trends and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments in 2002, 2001 or 2000.

     Concentrations of credit risk with respect to accounts receivable are mitigated in part due to the large number of retail and team customers to which the Company's retail products are sold. Additionally, a significant percentage of the Company's promotion and entertainment sales are to Fortune 500 companies. The Walt Disney Company accounted for approximately 18%, 26% and 20% of total sales in 2002, 2001 and 2000, respectively. Kraft Foods North America Inc. accounted for 17% of total sales in 2002. No other customer represented more than 10% of total sales in 2002, 2001 or 2000. Any increase to the allowances which offsets accounts receivable, are charged to the statement of operations, net of actual accounts receivable write-offs.

     The Company does not engage in any futures contracts or hedging activities and does not engage in any business in currency other than US currency.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and customer deposits approximate their fair value. The carrying amounts for the bank line of credit and long-term debt approximates fair value as the interest rates and terms are substantially similar to rates and terms which could be obtained currently for similar instruments.

     ACCOUNTS RECEIVABLE - In order to determine the value of the Company's account receivable, the Company makes allowances for estimated bad debts based on a variable percentage applied by credit risk, for other uncollectible amounts including estimated chargebacks and volume discounts based on type of customer and applicable customer agreements and for estimated sales returns based upon actual historical return rates.

     INVENTORIES - Inventories have been valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). The Company periodically reviews its inventory to evaluate it for discontinued and obsolete products. These products usually include products that are dated and produced for special promotional events, such as Super Bowls, Final Four college tournaments, World Series, and products that are produced under licenses that have been terminated or products with low turnover rates. Any inventory items where the cost exceeds the realizable value is provided for in the reserve for discontinued and obsolete inventory. The loss from the liquidation or destruction of obsolete and discontinued inventory is applied against the inventory reserve allowance.

     PROPERTY AND EQUIPMENT - Property, equipment and leasehold improvements are stated at cost. Equipment acquired under capital leases is stated at the present value of the future minimum lease payments. Additions and improvements are capitalized. Maintenance and repairs are expensed when incurred. Depreciation and amortization are calculated using the straight-line method over their estimated useful lives as follows:

       Office equipment and furniture        5 to 7 years
       Show exhibits                         7 years
       Molds                                 2 to 5 years
       Machinery and equipment               7 years
       Leasehold improvements                10 years or remaining life of lease

     Amortization of equipment obtained under capital leases is included with depreciation and amortization expense in the accompanying financial statements.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the carrying value of the asset to the extent the carrying value exceeds the fair value of the asset. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of purchased intangibles and property and equipment.

     INTANGIBLE ASSETS - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Under the new rules, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of this Statement are

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002. The adoption of SFAS 142 did not have a material impact on the results of operations or financial position.

     REVENUE RECOGNITION - The Company recognizes sales in accordance with SAB No. 101 "Revenue Recognition in Financial Statements". Sales of products domestically are recognized when the products are shipped from the Company's facility. Sales terms in general are FOB shipping point and title passes at the time of shipment. Sales of imported products, which are drop shipped directly to the customer, are recognized at the time shipments are received at the customer's designated location. There are no significant rights of return or customer acceptance provisions with respect to the Company's sales. The Company may from time to time agree to accept returns from customers as an accommodation. Consignment sales, which are generally not significant, are recognized when the consignee sells the products.

     In accordance with EITF 00-22 "Accounting for `Points' and Certain Other Time-Base or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" issued by the Emerging Issues Task Force, volume discounts allowed to customers are treated as a reduction in revenue. The volume discount amount is estimated based on the terms of the discount allowed and estimated sales from the customer. The liability for volume discounts is included in the allowance for uncollectible receivables and as an offset to accounts receivable on the balance sheet.

     EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products") amended and codified EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue requires certain sales incentives, slotting fees and cooperative advertising expenses to be classified as reductions to revenue rather than as expenses. The provisions of EITF 01-09 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted EITF 01-09 on January 1, 2002. For presentation purposes, $164,882 and $242,172 were reclassified as a reduction in revenue for the years ending December 31, 2001 and 2000, respectively. There was no impact to the Company's net income (loss) as a result of the adoption of EITF 01-09.

     ADVERTISING - Advertising costs are generally expensed as incurred. Advertising costs were $15,820, $154,181 and $147,841 for the years ended December 31, 2002, 2001 and 2000, respectively.

     ROYALTIES AND LICENSING ARRANGEMENTS - Royalties due to licensors are generally provided for based upon a negotiated percentage of related net sales, as defined contractually, and are frequently subject to a minimum guaranteed royalty over the term of the contract. Prepaid license costs are charged to operations over the term of the contractual agreement, or based upon a percentage of related net sales.

     STOCK-BASED COMPENSATION - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS 148 beginning with its annual financial statements for the year ended December 31, 2002.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. No compensation expense has been recognized for the options granted under the 1998 Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The following table represents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure". The fair value of the options granted during 2002 is estimated to range from $2.61 to $2.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 77%, risk-free interest rate of 1.57%, actual forfeitures and an expected option life of 4 years. The fair value of the options granted during 2001 is estimated to range from $0.64 to $1.90 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 88%, risk-free interest rate of 2.93%, assumed forfeiture rate of 4% and an expected life of 3 years. The fair value of the options granted during 2000 is estimated to range from $1.83 to $3.34 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 79%, risk-free interest rate of 5.66%, assumed forfeiture rate of 4% and an expected life of 3 years.

                                                                2002                  2001                 2000
                                                          -----------------    -----------------    -----------------
         Net income (loss) as reported                    $        932,116     $       (990,582)    $        179,271
         Deduct: Stock based compensation determined
            under the fair value based method for all
            rewards, net of tax                                   (131,000)            (147,000)            (164,000)
                                                          -----------------    -----------------    -----------------
         Pro forma net income (loss)                      $        801,116     $     (1,137,582)    $         15,271
                                                          =================    =================    =================

         Earnings per share:
             Basic - as reported                          $           0.26     $          (0.28)    $           0.05
                                                          =================    =================    =================
             Basic - pro forma                            $           0.22     $          (0.32)    $             --
                                                          =================    =================    =================
             Diluted - as reported                        $           0.24     $          (0.28)    $           0.05
                                                          =================    =================    =================
             Diluted - pro forma                          $           0.20     $          (0.32)    $             --
                                                          =================    =================    =================

     INCOME TAXES - Income taxes are accounted for under the asset and liability method. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     DISCONTINUED OPERATIONS - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Under SFAS 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     before they occur. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. In 2001, the Company calculated the loss on discontinued operations and the loss on disposal of discontinued operations in accordance with APB No. 30. Had the Company chose early adoption of the provisions of SFAS 144, the loss on disposal of discontinued operations, net of tax, would have been reduced by $71,761 for the year ended December 31, 2001 and the Company would have recorded a loss on discontinued operations, net of tax, of $42,632 for the year ended December 31, 2002.

     SEGMENT INFORMATION - The Company has one operating segment, the sale of custom souvenir and promotional products to various retail customers and Fortune 500 companies. These customers have similar characteristics in the nature of products sold, production processes and methods of distribution. As such, the Company's financial statements reflect this one reporting segment and no additional segment information has been provided.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to the realization of the Company's deferred tax assets, accounts receivable reserves and the provision for discontinued and obsolete inventory. Actual results could differ from these estimates.

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

     Operating results for the Rawlings Golf business up to November 13, 2001 are included in the statements of operations as net loss from discontinued operations. Operating results subsequent to November 13, 2001 are included in the net loss on disposal of discontinued operations. Results for the discontinued operations are as follows:

                                                                 2002                2001               2000
                                                            ----------------   -----------------  -----------------
     Net sales                                                         --      $     224,532                 --
                                                            ================   =================  =================
     Loss on discontinued operations                                   --      $    (729,650)                --
     Income tax benefit                                                --           (245,000)                --
                                                            ----------------   -----------------  -----------------
     Net loss on discontinued operations                               --      $    (484,650)                --
                                                            ================   =================  =================
     Loss on disposal of discontinued operations                       --      $  (1,075,376)                --
     Income tax benefit                                                --           (446,000)                --
                                                            ----------------   -----------------  -----------------
     Net loss on disposal of discontinued operations                   --      $    (629,376)                --
                                                            ================   =================  =================

     The loss on disposal of discontinued operations includes the disposal of the unamortized portion of the global rights fees, accrual of the license termination fee, disposal and write-down of inventory

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     and accrued interest expense on a $1.5 million term loan with U.S. Bank National Association. The balance of the discontinued operations reserve as of December 31, 2001, was $171,761, of which $147,471 is included in the accounts payable and accrued expenses on the balance sheet. The balance of the reserve for discontinued operations as of December 31, 2002 was $26,686 of which $25,206 is included in the accounts payable and accrued expenses on the balance sheet.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 2002 and 2001:

                                                                          2002                 2001
                                                                    -----------------    -----------------
         Accounts receivable                                          $   4,328,418        $   4,339,004
         Less: allowance for bad debts                                     (198,154)            (198,441)
         Less: allowance for uncollectible receivables                     (266,248)            (234,807)
         Less: allowance for sales returns                                 (179,883)            (199,883)
                                                                    -----------------    -----------------
              Net accounts receivable                                 $   3,684,133        $   3,705,873
                                                                    =================    =================

4.   INVENTORIES

     Inventories consisted of the following at December 31, 2002 and 2001:

                                                                          2002                 2001
                                                                    -----------------    -----------------
         Finished goods                                               $   2,817,140        $   2,018,335
         Raw material                                                     1,560,081            1,205,933
         Less: allowance for discontinued and obsolete inventory           (430,299)            (568,566)
                                                                    -----------------    -----------------

              Total                                                   $   3,946,922        $   2,655,702
                                                                    =================    =================

5.   PROPERTY AND EQUIPMENT

     Property and equipment, inclusive of machinery and equipment under capital leases, less accumulated depreciation and amortization consisted of the following at December 31, 2002 and 2001:

                                                                          2002                 2001
                                                                    -----------------    -----------------
         Office equipment                                            $     614,670        $     578,200
         Computer equipment & software                                   1,301,547            1,135,765
         Show exhibits                                                     403,533              372,157
         Molds                                                             438,196              282,866
         Machinery and equipment                                         1,189,217            1,151,281
         Leasehold improvements                                          1,080,393            1,036,240
         Capital improvements in process                                    63,485                   --
                                                                    -----------------    -----------------
                                                                         5,091,041            4,556,509
         Less accumulated depreciation and amortization                 (2,887,872)          (2,331,403)
                                                                    -----------------    -----------------
                                                                      $  2,203,169         $  2,225,106
                                                                    =================    =================

     Included in fixed assets is equipment acquired under capital leases in the amount of $426,967 and $576,640 as of December 31, 2002 and 2001,
     respectively. Accumulated amortization under these capital leases is $221,208 and 269,184 as of December 31, 2002 and 2001, respectively.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   LINES OF CREDIT

     The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.25% as of December 31, 2002) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling six month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. The Company is in compliance with the covenants as of December 31, 2002. At December 31, 2002, $0.67 million under the special sublimit was the only outstanding borrowings.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at December 31, 2002 and 2001:

                                                                       2002                2001
                                                                 -----------------    ----------------
        Accounts payable                                            $ 1,867,852        $     972,059
        Accrued payroll and related                                     211,829              192,691
        Accrued commissions and bonuses                                 756,703              294,583
        Royalties payable                                                26,355               20,051
        Current reserve for discontinued operations                      25,206              147,472
        Accrued joint advertising costs                                 247,644              199,892
        Accrued other taxes                                               2,398               35,094
                                                                 -----------------    ----------------
                                                                    $ 3,137,987          $ 1,861,842
                                                                 =================    ================

8.   COMMITMENTS AND CONTINGENCIES

     ROYALTIES - At December 31, 2002, the Company has commitments for minimum guaranteed royalties under licensing agreements through 2005 as follows:

            Years ending December 31,
        -----------------------------------
                       2003                   $    697,500
                       2004                        252,500
                       2005                        185,000
                                            -----------------
                                               $ 1,135,000
                                            =================

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     CAPITAL LEASES - The Company is obligated under various capital leases that expire at various dates through December 2007. Minimum annual payments including imputed interest under capital lease agreements are as follows at December 31, 2002:

                       Years ending December 31,
        ------------------------------------------------------
                                 2003                           $     89,166
                                 2004                                 75,757
                                 2005                                 47,526
                                 2006                                 21,479
                                 2007                                  5,161
                                                               -----------------
        Total minimum lease payments                                 239,089
        Less amount representing interest (at rates ranging
             from 9% to 10%)                                         (30,218)
                                                               -----------------
        Present value of minimum lease payments                      208,871
        Less current portion of capital leases                       (73,796)
                                                               -----------------
        Capital leases, net of current portion                   $   135,075
                                                               =================

     OPERATING LEASES AND RENTAL EXPENSE - The Company leases certain machinery, equipment and office and warehouse facilities under operating leases, which expire on various dates through 2010. The lease for the facilities includes a cost escalation clause, which allows for fixed rent increases at certain times during the leasing period, as well as a three month rent free period at the beginning of the lease. In accordance with SFAS No. 13, Accounting for Leases, the rent expense for the office and warehouse is recognized on a straight-line basis over the life of the lease. This has resulted in a deferred rent liability of $293,969 at December 31, 2002. Total rental expense charged to operations was $1,019,711 in 2002, $967,193 in 2001 and $856,138 in 2000. At December 31, 2002, the minimum future rental commitments under noncancelable leases payable over the remaining lives of the leases are:

                                                  Minimum future lease
        Years ending December 31,                    commitments
        -----------------------------------    ------------------------
                       2003                            $   1,012,597
                       2004                                1,032,554
                       2005                                1,051,755
                       2006                                1,073,666
                       2007                                1,104,342
                    Thereafter                             3,267,703
                                               ------------------------
                                                        $  8,542,617
                                               ========================

9.   EARNINGS PER COMMON SHARE

     Basic earnings per common share excludes dilution and is computed by dividing net income or loss by the weighted-average of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if common stock options using the treasury stock method were exercised or converted into common stock. Potential common shares in the diluted earnings per common share are excluded in loss periods, as their effect would be anti-dilutive.

     Basic and diluted earnings per common share was computed as follows:

                                                                          2002            2001            2000
                                                                     ------------------------------ ---------------
           Net income (loss)                                         $     932,116    $  (990,582)  $      179,271
                                                                     ==============   ============= ===============
           Weighted average shares for basic EPS                         3,598,134      3,579,516        3,576,472
                                                                     ==============   ============= ===============
           Basic net income (loss) per common share                  $        0.26    $     (0.28)  $         0.05
                                                                     ==============   ============= ===============

           Weighted average shares for basic EPS                         3,598,134      3,579,516        3,576,472
           Plus dilutive stock options                                     317,742             --          144,480
                                                                     --------------   ------------- ---------------
           Weighted average shares for diluted EPS                       3,915,876      3,579,516        3,720,952
                                                                     ==============   ============= ===============
           Diluted net income (loss) per common share                $        0.24          (0.28)  $         0.05
                                                                     ==============   ============= ===============

         For the year ended December 31, 2002, 2001 and 2000 shares related to stock options of 124,700, 710,859 and 182,775, respectively, were excluded from the calculation of diluted earnings per common share, as the effect of their inclusion would be anti-dilutive.

10.  STOCKHOLDERS' EQUITY

     EMPLOYEE STOCK OPTION PLAN - In 1998, the Board of Directors of the Company adopted and the Company's stockholders subsequently approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for awards of common stock to employees and non-employee directors of the Company up to an aggregate of 800,000 shares of common stock.

     The 1998 Plan authorizes the issuance of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). Under the 1998 Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. In general, options vest over a three-year period and are exercisable in three equal installments of the first, second and third anniversary dates of the option grant and have a maximum term of ten years. Certain options granted to senior executives have different vesting periods (see Note 11). The 1998 Plan also provided for the termination of the Company's 1994 Employee Stock Option Plan and the re-issuance of an identical number of options under the 1998 Plan, at the then current market price, to the holders of options under the 1994 Employee Stock Option Plan.

     A total of 19,500, 269,438 and 66,000 options were granted in 2002, 2001 and 2000, respectively, under the 1998 Plan, which were fixed in nature, as the options have been granted at fair market value. As of December 31, 2002, 800,000 options were authorized under the plan, 12,850 remain available for future grants.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information concerning all currently outstanding and exercisable options as of December 31, 2002:

                                 Options outstanding                                     Options exercisable
        -----------------------------------------------------------------------    ---------------------------------
                                                 Weighted
                                Number           average          Weighted              Number          Weighted
             Range of        outstanding at     remaining         average            exercisable at     average
             exercise        December 31,      contractual        exercise             December 31,     exercise
              prices             2002          life (years)         price                 2002           prices
        ------------------ ----------------- ----------------- ----------------    ----------------- ---------------
           $1.00-$2.00            454,024          5.47             $1.58                330,222         $1.61
           $2.01-$3.00             33,334          4.17             $2.60                 33,334         $2.60
           $3.01-$5.00            104,667          4.28             $3.85                 86,166         $4.18
           $5.01-$7.00             87,700          6.56             $5.82                 87,367         $5.82
                           -----------------                                       -----------------
                                  679,725                                                537,089
                           =================                                       =================

     The following table summarizes the Company's option activity for the years ended December 31, 2000, 2001 and 2002:

                                                                 Weighted                         Weighted
                                               1998 Plan         average           Other           average
                                                Options       exercise price      Options       exercise price
                                             --------------- ----------------- --------------- ----------------
      Outstanding at December 31, 1999             434,389        $2.65            86,200           $4.80
                                             --------------- ----------------- --------------- ----------------
           Granted                                  66,000        $3.96              --              --
           Exercised                               (12,496)       $1.82              --              --
           Canceled                                (88,170)       $4.62              --              --
                                             --------------- ----------------- --------------- ----------------
      Outstanding at December 31, 2000             399,723        $2.49            86,200           $4.80
                                             --------------- ----------------- --------------- ----------------
           Granted                                 269,438        $1.60              --              --
           Exercised                                (1,001)       $1.68              --              --
           Canceled                                (18,501)       $4.08           (25,000)          $4.20
                                             --------------- ----------------- --------------- ----------------
      Outstanding at December 31, 2001             649,659        $2.52            61,200           $5.05
                                             --------------- ----------------- --------------- ----------------
           Granted                                  19,500        $4.60              --              --
           Exercised                               (29,801)       $2.49              --              --
           Canceled                                (20,833)       $2.97              --              --
                                             --------------- ----------------- --------------- ----------------
      Outstanding at December 31, 2002             618,525        $2.33            61,200           $5.05
                                             ===============                   ===============

     OTHER STOCK OPTIONS - On August 1, 1995, the Company entered into an agreement with ADR Management Group Ltd. ("ADR" and "ADR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ADR Agreement, the Company agreed to pay ADR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through July 1997. As further compensation, the Company granted to ADR options to purchase an aggregate of 75,000 shares of common stock of the Company at $5.25 per share. The options vested in amounts of 9,375 at the end of each three-month period following August 1, 1995. As of December 31, 1997, 75,000 options issued under the stock option agreement were vested. In August 1997, the Company entered into a new agreement with ADR whereby ADR agreed to provide independent financial relations management services to the Company through July 31, 1998. In consideration of the services rendered by ADR, the Company granted ADR options to purchase an aggregate of 15,000 shares of common stock of the Company at $2.6875 per share. The options vested in amounts of 1,250 each month commencing September 1997 until and including August 1998, all of which were exercisable from the date of their vesting until August 2000. The Company terminated the ADR Agreement in 1999. In accordance with SFAS 123, the Company valued the options at $16,200 using the Black-Scholes option-pricing model, of which $9,900 and $6,300 was recognized as compensation expense during 1998 and 1997, respectively. As of December 31, 2002,

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     51,200 ADR stock options remained unexercised.

     On April 1, 1999, the Company entered into an agreement with Integrated Corporate Relations, Inc., ("ICR" and "ICR Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the ICR Agreement, the Company agreed to pay ICR over the term of the agreement a monthly fee plus reasonable out-of-pocket expenses through March 31, 2001. As further compensation, the Company granted to ICR options to purchase an aggregate of 25,000 shares of common stock of the Company at $4.20 per share, 20% above of the market closing price of the Company's common stock on March 31, 1999. The options vested in amounts of 3,125 at the end of each three-month period commencing June 30, 1999 until and including March 31, 2001 and were to be exercisable until March 31, 2004. The Company terminated the ICR Agreement effective March 3, 2001. Under the termination provisions of the ICR stock option agreement, all stock options granted and vested under this agreement ceased to be exercisable after April 2, 2001. As of December 31, 2001, all options issued pursuant to the ICR Agreement expired. In accordance with SFAS 123, the Company valued the options at $30,250 using the Black-Scholes option-pricing model, of which $3,780, $15,120 and $11,340 was recognized as compensation expense during 2001, 2000 and 1999, respectively. There was no compensation expense recognized in 2002.

     On April 16, 1999, the Company entered into an agreement with W.A.B. Growth Equity Research, ("WAB" and "WAB Agreement") for the purpose of providing the Company independent financial relations management services. Pursuant to the WAB Agreement, the Company granted to WAB options to purchase an aggregate of 10,000 shares of common stock of the Company at $4.00 per share, 15% above the market closing price of the Company's common stock on April 16, 1999. The options vest in amounts of 2,500 on the 16th of each three-month period commencing April 16, 1999 until and including January 16, 2000 and may be exercised until April 16, 2004. As of December 31, 2002, 10,000 shares issued under the WAB Agreement were vested, of which no options had been exercised. In accordance with SFAS 123, the Company valued the options at $9,800 using the Black-Scholes option-pricing model, of which $652 and $9,148 was recognized as compensation expense during 2000 and 1999, respectively.

     STOCKHOLDER RIGHTS PLAN - In August 1996, the Company implemented a stockholder rights plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the stockholder rights plan, each share of the Company's outstanding Common Stock carries one right to purchase one one-thousandth (1/1000) of Series A preferred stock (a "Right") at an exercise price of $30.00, subject to certain anti-dilution adjustments. Each Right entitles the holder, under certain circumstances, to purchase Common Stock of the Company or the acquiring company at a substantially discounted price ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding Common Stock. The Rights are redeemable by the Company at $.01 per Right and expire in 2006. The Company has 1,000,000 shares of preferred stock authorized, of which 75,000 shares of Series A preferred stock have been reserved for issuance upon exercise of the Rights.

11.  TRANSACTIONS WITH RELATED PARTIES

     EMPLOYMENT AGREEMENTS - The Company has an employment agreement with Michael Favish, which provides that Mr. Favish will serve as Chief Executive Officer for a term of three years beginning August 10, 2002. His base salary was $250,000, $230,000 and $210,000 during 2002, 2001 and 2000, respectively. In May 2001, Mr. Favish was granted 23,000 stock options, with an exercise price of $2.00 per share. No options were granted to Mr. Favish in 2002 or 2000. All options vest over a three-year period and have a ten-year life from the date of grant.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The Company has an employment agreement with Scott P. Dickey which provides that Mr. Dickey will serve as President and Chief Operating Officer for a two-year term commencing on April 2, 2001 and continuing until April 1, 2003. Mr. Dickey's annual base salary is $200,000. Mr. Dickey is also entitled to a bonus based on a bonus compensation plan jointly established between the Board and Mr. Dickey. Under the terms of his agreement, in March 2001, Mr. Dickey was granted 125,000 stock options, with an exercise price of $1.12 per share, and in June 2001 Mr. Dickey was granted 35,938 stock options, with an exercise price of $1.61 per share. The above options were granted at fair market value at the date of grant. 50% of the options vested on April 1, 2002 and 50% of the options vest on April 1, 2003. All of the options have a ten-year life from the date of grant.

12.  DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code that is available to substantially all employees. In 2002, 2001 and 2000 the Company matched $0.50 of each $1.00 of employee contributions up to 2%, 2% and 3%, respectively, of covered payroll. Employees are automatically fully vested in their personal contribution amounts and vest in the Company's contribution ratably over a five-year period. The Company's contribution expense for the years ended December 31, 2002, 2001 and 2000 was $81,648, $60,249 and $46,829, respectively.

13.  INCOME TAXES

     The components of income tax expense (benefit) were as follows for the years ended December 31, 2002, 2001 and 2000:

                                      Federal               State                Total
                                  -----------------    -----------------    -----------------
         2002:
                  Current           $   471,560          $   130,000         $    601,560
                  Deferred               (8,560)             (17,000)             (25,560)
                                  -----------------    -----------------    -----------------
                                    $   463,000          $   113,000         $    576,000
                                  =================    =================    =================

         2001:
         Continuing Operations
                  Current           $        --                   --         $         --
                  Deferred               66,000          $   (24,000)              42,000
                                  -----------------    -----------------    -----------------
                                    $    66,000          $   (24,000)        $     42,000
                                  =================    =================    =================

         Discontinued Operations
                  Current           $        --          $        --         $         --
                  Deferred             (217,000)             (28,000)            (245,000)
                                  -----------------    -----------------    -----------------
                                    $  (217,000)         $   (28,000)        $   (245,000)
                                  =================    =================    =================

         Loss on Disposal of Discontinued Operations
                  Current           $        --          $        --         $         --
                  Deferred             (388,000)             (58,000)            (446,000)
                                  -----------------    -----------------    -----------------
                                    $  (388,000)         $   (58,000)        $   (446,000)
                                  =================    =================    =================

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Total
                  Current           $        --          $        --          $        --
                  Deferred             (539,000)            (110,000)            (649,000)
                                  -----------------    -----------------    -----------------
                                    $  (539,000)         $  (110,000)         $  (649,000)
                                  =================    =================    =================

         2000:
                  Current           $   (31,000)         $    10,000          $   (21,000)
                  Deferred               89,000               18,000              107,000
                                  -----------------    -----------------    -----------------
                                    $    58,000          $    28,000          $    86,000
                                  =================    =================    =================

     The Company incurred a net operating loss in 2000 of $170,000 for federal tax purposes only, which was primarily due to the excess of the tax loss over the book loss on the disposition of fixed assets related to the Company's facility move in 2000. Income tax benefits recognized during 2001 relate primarily to the net operating loss of $1.2 million generated by its discontinued Rawlings Golf operations. The Company's 2000 net operating loss was carried back to 1999 for federal tax purposes. The Company carried back the 2001 net operating loss to 1999 for federal tax purposes. For California tax purposes, the 2001 net operating loss cannot be carried back and the carryover is limited to 55% and cannot be utilized until 2004. Approximately $668,000 of the 2001 net operating loss for California tax purposes will carryforward to future years and will expire in 2014. Approximately $10,000 of the 2001 net operating loss for Federal tax purposes will carryforward to future years.

     The components of net deferred tax assets were as follows at December 31, 2002 and 2001:

                                                               2002                 2001
                                                         -----------------    -----------------
         Deferred tax assets:
              Net operating loss                          $      34,560       $      108,000
              Employee benefit plans                             64,000               56,000
              Uniform capitalization of inventory cost          133,000              110,000
              Accounts receivable reserves                      377,000              271,000
              Inventory reserves                                184,000              244,000
              Impairment loss                                    46,000               46,000
              Co-op reserves                                    106,000               84,000
              Discontinued operations reserves                   11,000               74,000
              State income taxes                                     --                5,000
                                                         -----------------    -----------------
                  Total gross deferred tax assets               955,560              998,000
                                                         -----------------    -----------------
         Deferred tax liabilities:
              Depreciation                                       69,000               94,000
              State income taxes                                 31,000               74,000
                                                         -----------------    -----------------
                  Total deferred tax liability                  100,000              168,000
                                                         -----------------    -----------------
                      Net deferred tax asset                $   855,560          $   830,000
                                                         =================    =================

         Net current deferred tax assets                    $   908,560          $   951,000
         Net non-current deferred tax liabilities               (53,000)            (121,000)
                                                         -----------------    -----------------
              Net deferred tax asset                        $   855,560          $   830,000
                                                         =================    =================

     The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized including the Company's earnings history and its near-term earnings expectations. The net operating loss incurred in 2001 was due to the discontinued Rawlings Golf operation. The 2001 operating loss is unrelated to the future ongoing operations of the Company. Based upon the book net income realized from continuing operations in 2002 and 2001 and the expectation of a continuing profitable business, management believes it is more likely than not that future taxable income will be sufficient to realize all of the Company's existing deferred tax assets on future tax returns and therefore has not recorded a valuation allowance.

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The actual tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the Federal statuatory tax rate of 34% to income before income taxes, as follows:


                                                                2002                  2001                 2000
                                                          -----------------    -----------------    -----------------
         Expected statutory tax expense (benefit)          $    513,000        $    (557,000)        $     90,000
         Net tax effect of permanent differences                 19,000               15,000                9,000
         State income tax expense (benefit), net of
              Federal tax effect                                 75,000              (73,000)              18,000
         Adjustment for prior year over accrual                 (31,000)             (34,000)             (31,000)
                                                          -----------------    -----------------    -----------------
         Actual tax expense (benefit)                        $  576,000          $  (649,000)         $    86,000
                                                          =================    =================    =================

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         Year ended December 31,2002
                                            ---------------------------------------------------------------------------------------
                                                 First             Second        Third Quarter        Fourth
                                                Quarter            Quarter                            Quarter            Total
                                            ----------------- ---------------- ----------------- ----------------- ----------------
 Net sales                                     $ 10,704,270      $ 14,274,321      $11,113,641     $   7,903,735      $ 43,995,967
 Gross profit                                     3,865,356         5,138,850        4,154,510         3,123,526        16,282,242
 Income from continuing operations                  179,504           456,209          270,838            25,565           932,116
 Net income                                    $    179,504      $    456,209      $   270,838     $      25,565      $    932,116

 Net income per common share:
          Basic                                $       0.05      $       0.13      $      0.08     $        0.01      $       0.26
          Diluted                              $       0.05      $       0.12      $      0.07     $        0.01      $       0.24

                                                                         Year ended December 31,2001
                                            ---------------------------------------------------------------------------------------
                                                 First             Second        Third Quarter         Fourth
                                                Quarter            Quarter                             Quarter           Total
                                            ----------------- ---------------- ----------------- ----------------- ----------------
 Net sales                                     $  5,580,566      $  7,322,369     $ 10,756,652     $   7,972,344      $ 31,631,931
 Gross profit                                     1,806,059         2,359,670        4,066,179         3,235,602        11,467,510
 Income (loss) from continuing operations          (445,553)         (294,935)         606,404           257,528           123,444
 Loss from discontinued operations
    net of tax benefit                             (123,707)         (200,625)         (73,007)          (87,311)         (484,650)
 Loss on disposal of discontinued
    operations net of tax benefit                        --                --               --          (629,376)         (629,376)
 Net income (loss)                             $   (569,260)     $   (495,560)    $    533,397     $    (459,159)     $   (990,582)


 Income (loss) from continuing
 operatons per common share:
          Basic                                $      (0.12)     $      (0.08)    $       0.17     $        0.07      $       0.03
          Diluted                              $      (0.12)     $      (0.08)    $       0.16     $        0.07      $       0.03
 Net income (loss) per common share:
          Basic                                $      (0.16)     $      (0.14)    $       0.15     $       (0.13)     $      (0.28)
          Diluted                              $      (0.16)     $      (0.14)    $       0.14     $       (0.13)     $      (0.28)


                               FOTOBALL USA, INC.
                                SUPPLEMENTAL DATA

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           Balance at       Charged to
                                                           beginning         costs &                            Balance at
Description                                                 of year          expenses        Deductions *      end of year
--------------------------------------------------------- -------------    -------------    ---------------    -------------
Year ended December 31, 2002
  Allowance for bad debts                                    $ 198,441         $ 50,000           $ 50,287         $198,154
  Allowance for uncollectible receivables                      234,807          262,784            231,343          266,248
  Allowance for sales returns                                  199,883          (20,000)                --          179,883
  Allowance for discontinued and obsolete inventory            568,566          205,000            343,267          430,299

Year ended December 31, 2001
  Allowance for bad debt                                     $ 163,188         $278,300           $243,047         $198,441
  Allowance for uncollectible receivables                      130,614          227,500            123,307          234,807
  Allowance for sales returns                                  223,423          (22,308)             1,232          199,883
  Allowance for discontinued and obsolete inventory            485,065          892,124            808,628          568,566

Year ended December 31, 2000
  Allowance for bad debt                                     $ 250,000         $ 25,200           $112,012         $163,188
  Allowance for uncollectible receivables                      250,000               --            119,386          130,614
  Allowance for sales returns                                  150,000           73,423                 --          223,423
  Allowance for discontinued and obsolete inventory            276,730          373,209            164,874          485,065

*Amounts in column represent accrual usage.

                  See accompanying independent auditors' report

FOTOBALL USA, INC.


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
--------                 -----------

10.1(5) License Agreement with Major League Baseball Players Association dated January 8, 2003.

10.1(6) License Agreement with Major League Baseball Properties, Inc. dated February 26, 2003.

23.1 Consent of Good Swartz Brown & Berns LLP, independent public accountants.


23.2                     Consent of KPMG LLP, independent public accountants.

99.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.