Form 10-Q
period 2003-03-31
FOTOBALL USA INC
filed 2003-05-14
CIK 922251

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ----------------
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
                                                           Yes   X    No
                                                               -----     -----
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).            Yes        No   X
                                                               -----     -----

        As of April 30, 2003, the Company had 3,651,501 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX

                                                                                                              Page No.
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002                                      3

         Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)                    4

         Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)                    5

         Notes to Financial Statements (unaudited)                                                              6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                       10 -14

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                            15

     Item 4.  Disclosure Controls and Procedures                                                                   15

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                                     16

SIGNATURES                                                                                                         17

RULE 13A-14 CERTIFICATIONS                                                                                    18 - 19

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               FOTOBALL USA, INC.
                                 BALANCE SHEETS

                                                                         March 31, 2003           December 31,
                                                                           (unaudited)                2002
                                                                       -------------------- --------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                 $     3,091,992      $     5,189,250
     Accounts receivable, net                                                   4,911,351            3,684,133
     Income tax and other receivables                                             224,309              125,489
     Inventories                                                                4,087,796            3,946,922
     Prepaid expenses and other                                                   362,840              317,841
     Deferred income taxes                                                        908,560              908,560
                                                                       -------------------- --------------------
         Total current assets                                                  13,586,848           14,172,195

Property and equipment, net                                                     2,246,000            2,203,169
Deposits and other assets                                                          79,498               79,498
                                                                       -------------------- --------------------
                                                                           $   15,912,346      $    16,454,862
                                                                       ==================== ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                 $    2,874,468      $      3,137,987
     Customer deposits                                                            156,315               163,102
     Income taxes payable                                                              --                99,200
     Current portion of capital leases                                             92,815                73,796
                                                                       -------------------- --------------------
         Total current liabilities                                              3,123,598             3,474,085
                                                                       -------------------- --------------------

Long-term liabilities
     Line of credit                                                               526,898               669,397
     Capital leases, net of current portion                                        98,298               135,075
     Deferred rent                                                                306,137               293,969
     Deferred income taxes                                                         53,000                53,000
     Long-term reserve for discontinued operations                                     --                 1,480
                                                                       -------------------- --------------------
         Total long-term liabilities                                              984,333             1,152,921
                                                                       -------------------- --------------------
         Total liabilities                                                      4,107,931             4,627,006
                                                                       -------------------- --------------------

Stockholders' equity
     Preferred stock, $.01 par value; Series A, authorized - 1,000,000 shares, 0 shares issued and outstanding at March 31, 2003 and
         December 31, 2002, respectively                                               --                    --
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,651,501 shares at March 31, 2003
         and 3,609,834  shares at December 31, 2002                                36,515                36,098
     Additional paid-in capital                                                11,833,448            11,754,368
     Retained earnings (accumulated deficit)                                      (65,548)               37,390
                                                                       -------------------- --------------------
                  Total stockholders' equity                                   11,804,415            11,827,856
                                                                       -------------------- --------------------
                                                                           $   15,912,346        $   16,454,862
                                                                       ==================== ====================

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended March 31,
                                                                ----------------------------------
                                                                     2003                2002
                                                                ---------------    ---------------
Net sales                                                        $   8,880,629      $   10,704,270
Cost of sales                                                        5,293,480           6,838,914
                                                                ---------------    ---------------
     Gross profit                                                    3,587,149           3,865,356
                                                                ---------------    ---------------
Operating expenses
     Royalties                                                         825,979             811,753
     Marketing                                                       1,214,418           1,306,507
     General and administrative                                      1,597,708           1,326,365
     Depreciation and amortization                                     125,362             130,417
                                                                ---------------    ---------------
         Total operating expense                                     3,763,467           3,575,042
                                                                ---------------    ---------------
         Income (loss) from operations                                (176,318)            290,314
                                                                ---------------    ---------------
Other income (expense)
     Interest expense                                                   (3,060)            (14,918)
     Interest income                                                     7,814              23,778
                                                                ---------------    ---------------
         Total other income (expense)                                    4,754               8,860
                                                                ---------------    ---------------
Income (loss) before income taxes                                     (171,564)            299,174
     Income tax expense (benefit)                                      (68,626)            119,670
                                                                ---------------    ---------------
Net income (loss)                                                $    (102,938)     $      179,504
                                                                ===============    ===============

Weighted average number of common shares outstanding:
     Basic                                                           3,641,168           3,581,677
                                                                ===============    ===============
     Diluted                                                         3,641,168           3,863,073
                                                                ===============    ===============
Net Income (loss) per common share:
     Basic                                                       $       (0.03)     $         0.05
                                                                ===============    ===============
     Diluted                                                     $       (0.03)     $         0.05
                                                                ===============    ===============




            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three months ended March 31,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net income (loss)                                                           $     (102,938)       $     179,504
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization of property and equipment                        166,615              138,115
         Provision for accounts receivable reserves                                      42,132               25,066
     Changes in operating assets and liabilities:
         Accounts receivable                                                         (1,269,350)            (468,465)
         Income tax and other receivables                                               (98,820)                  --
         Inventories                                                                   (140,874)             101,165
         Prepaid expenses and other                                                     (44,999)            (502,902)
         Accounts payable and accrued expenses                                         (263,519)           1,268,917
         Customer deposits                                                               (6,787)          (1,421,029)
         Income taxes payable                                                           (99,200)             119,670
         Deferred rent                                                                   12,168               10,964
         Long-term reserve for discontinued operations                                   (1,480)              (8,352)
                                                                                -----------------    -----------------
Net cash used in operating activities                                                (1,807,052)            (557,347)
                                                                                -----------------    -----------------
Cash flows from investing activities:
     Purchase of property and equipment                                                (209,446)            (146,525)
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (209,446)            (146,525)
                                                                                -----------------    -----------------
Cash flows from financing activities:
     Net borrowings from line of credit                                                (142,499)                  --
     Proceeds from long-term debt                                                            --              410,006
     Payments on capital leases                                                         (17,758)             (28,160)
     Payments on long-term debt                                                             --              (595,883)
     Proceeds from exercise of stock options                                             79,497                6,752
                                                                                -----------------    -----------------
Net cash used in financing activities                                                   (80,760)            (207,285)
                                                                                -----------------    -----------------

Net decrease in cash and equivalents                                                 (2,097,258)            (911,157)
Cash and equivalents, beginning of period                                             5,189,250            5,779,203
                                                                                -----------------    -----------------
Cash and equivalents, end of period                                              $    3,091,992         $  4,868,046
                                                                                =================    =================

Supplemental disclosure of cash flow information:
     Interest paid                                                               $       12,447         $     33,676
     Incomes taxes paid                                                          $       99,200         $         --



            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.      BASIS OF PRESENTATION

The balance sheet as of March 31, 2003, the statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all entries (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2003.

RECLASSIFICATIONS - Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

STOCK-BASED COMPENSATION - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 beginning with its annual financial statements for the year ended December 31, 2002.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. No compensation expense has been recognized for the options granted under the Company's 1998 Stock Option Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The following table represents the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure". The fair value of

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

the options granted during 2003 is estimated to be $1.94 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 75%, risk-free interest rate of 1.41%, actual forfeitures and an expected option life of 4 years. The fair value of the options granted during 2002 is estimated to range from $2.61 to $2.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 77%, risk-free interest rate of 1.57%, actual forfeitures and an expected option life of 4 years.

                                                                   Three Months Ended
                                                                        March 31,
                                                                2003                  2002
                                                          -----------------    -----------------
         Net income (loss) as reported                      $     (102,938)     $    179,504
         Deduct: stock based compensation determined
            under the fair value based method for all
            rewards, net of tax                                    (17,000)          (30,000)
                                                          -----------------    -----------------
         Pro forma net income (loss)                        $     (119,938)     $    149,504
                                                          =================    =================

         Earnings per share:
             Basic - as reported                            $        (0.03)     $       0.05
                                                          =================    =================
             Basic - pro forma                              $        (0.03)     $       0.04
                                                          =================    =================
             Diluted - as reported                          $        (0.03)     $       0.05
                                                          =================    =================
             Diluted - pro forma                            $        (0.03)     $       0.04
                                                          =================    =================


2.      INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at March 31, 2003 and December 31, 2002:

                                                                        March 31,      December 31,
                                                                           2003            2002
                                                                      --------------  ---------------
      Finished goods                                                   $  3,128,486    $  2,817,140
      Raw material                                                        1,411,846       1,560,081
      Less allowance for discontinued and obsolete inventory               (452,536)       (430,299)
                                                                      --------------  ---------------

         Total                                                         $  4,087,796    $  3,946,922
                                                                      ==============  ===============

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

3.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2003 and December 31, 2002:

                                                                    March 31,       December 31,
                                                                      2003              2002
                                                                 --------------  --------------
          Accounts payable                                        $  2,334,173   $  1,867,852
          Accrued payroll and benefit expenses                         215,152        211,829
          Accrued commissions and bonuses                              103,820        756,703
          Royalties payable                                              6,390         26,355
          Current reserve for discontinued operations                   15,002         25,206
          Accrued joint advertising costs                              198,312        247,644
          Accrued other taxes                                            1,619          2,398
                                                                 --------------  --------------
                                                                   $ 2,874,468    $ 3,137,987
                                                                 ==============  ==============


4.      LINE OF CREDIT

The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.25% as of March 31, 2003) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling twelve month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On April 16, 2003 the Company retroactively amended the net income covenant from $100,000 on a rolling six month basis to $100,000 on a rolling twelve month basis. The Company is in compliance with the amended covenants as of March 31, 2003. At March 31, 2003, $0.5 million under the special sublimit was the only outstanding borrowings.


5.      EARNING PER SHARE

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

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Basic and Diluted EPS was computed as follows:


                                                 Three Months Ended March 31,
                                                -------------------------------
                                                    2003            2002
                                                --------------- ---------------
Net income (loss)                               $     (102,938) $      179,504
                                                =============== ===============
Weighted average shares for basic EPS                3,641,168       3,581,677
                                                =============== ===============
Basic EPS                                       $        (0.03) $         0.05
                                                =============== ===============

Weighted average shares for basic EPS                3,641,168       3,581,677
Plus dilutive stock options                                 --         281,396
                                                --------------- ---------------
Weighted average shares for diluted EPS              3,641,168       3,863,073
                                                =============== ===============
Diluted EPS                                     $        (0.03) $         0.05
                                                =============== ===============

For the three months ended March 31, 2003 and 2002 shares related to stock options of 642,225 and 173,200, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding adding new license properties, overall sales trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's net sales) for the periods presented:

                                                        Three Months Ended March 31,
                                                       2003                     2002
                                            ----------------------------------------------------
           Net sales                             $ 8,880,629    100%     $ 10,704,270     100%
           Cost of sales                           5,293,480     60         6,838,914      64
           Operating expenses                      3,763,467     42         3,575,042      33
           Income (loss) from operations            (176,318)    (2)          290,314       3
           Interest expense                           (3,060)    --           (14,918)     --
           Interest income                             7,814     --            23,778      --
           Inc. (loss) before inc. tax              (171,564)    (2)          299,174       3
           Income tax exp. (benefit)                 (68,626)    (1)          119,670       1
                                            ------------------        ------------------
           Net income (loss)                     $  (102,938)    (1)%    $    179,504       2%
                                            ==================        ==================

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002:

SALES:


           DISTRIBUTION CHANNEL % OF SALES                Three Months Ended March 31,
                                                            2003                 2002
                                                      ----------------      ---------------
           Retail                                             45%                   24%
           Entertainment                                      26%                   22%
           Team                                               18%                   10%
           Promotion                                          11%                   44%
                                                      ----------------      ---------------
           Total                                             100%                  100%
                                                      ================      ===============

         Net sales decreased $1.8 million, or 17%, for the first quarter of 2003 from sales for the first quarter of 2002. The decrease in sales was due to a decrease in promotion sales (down 78%) and entertainment sales (down 2%), with an offsetting increase in retail sales (up 55%) and team sales (up

44%). Promotion sales decreased due to a $3.8 million promotion in the first quarter of 2002 that the Company was not able to replace in the first quarter of 2003. Entertainment sales decreased due to a decrease in Disney Store sales, which represented over $0.8 million in sales in the first quarter of 2002, offset by increases in Super Bowl merchandise sales to direct marketing customers. Retail sales were up due to increases in college football national championship and Super Bowl licensed merchandise sales as well as the advent of new product categories being sold into the existing customer base. The new products consisted of Super Bowl collector pins, souvenir batting helmets and mini-bobblehead dolls available in all four professional sports leagues. Team sales were up due to increased Major League Baseball sales.

         PRODUCT LINE % OF SALES              Three Months Ended March 31,
                                               2003                   2002
                                           -------------          -------------
         Footballs                              34%                    14%
         Baseballs                              15%                    13%
         Basketballs                             9%                     6%
         Bobbleheads                             7%                    25%
         Helmets                                 3%                    --
         Collector pins                         10%                    12%
         Playground balls                       17%                    13%
         Soccer/volleyballs                      2%                     1%
         Other                                   3%                    16%
                                           -------------          -------------
         Total                                 100%                   100%
                                           =============          =============

         The Company realized product sales increases for the first quarter of 2003 versus the first quarter of 2002 from football (up 102%), helmets (up 100%), basketball (up 28%) and playground balls (up 11%) with an offsetting decline in bobbleheads (down 85%), soccer/volleyballs (down 34%) and collector pins (down 38%). Baseball sales remained consistent in 2003 and 2002.

GROSS PROFIT:

         Gross profit decreased $0.3 million, or 7%, for the first quarter of 2003 from gross profit for the first quarter of 2002. Gross profit as a percentage of sales increased to 40% for the first quarter of 2003 from 36% for the first quarter of 2002. The increase in gross margin was primarily due to higher margins on promotion, retail and team sales.

OPERATING EXPENSES:

         Total operating expenses increased $0.2 million, or 5%, for the first quarter of 2003 from total operating expenses for the first quarter of 2002. The increase in total operating expenses is primarily due to an increase in personnel and salary related items and acquisitions costs described below. Total operating expenses as a percentage of sales increased to 42% for the first quarter of 2003 from 33% for the first quarter of 2002. Non-revenue and non-salary related operating expenses increased by 28% for the first quarter of 2003 compared to the first quarter of 2002.

         Royalty expenses increased $14,000, or 2%, for the first quarter of 2003 from royalty expenses for the first quarter of 2002. Royalty expenses as a percentage of sales increased to 9% for the first quarter of 2003 as compared to 8% for the first quarter of 2002. The increase in royalty expense as a percentage of sales was due to a higher percentage of licensed merchandise sales in the first quarter of 2003 compared to the first quarter of 2002 as well as the mix of entertainment license sales carrying higher royalty rates. Sales of Major League Baseball licensed merchandise for the first quarter of 2003 decreased from the first quarter of 2002 as a result of lower promotional sales. Sales of National Football League licensed merchandise increased from the first quarter of 2002 to the first quarter of 2003 as a result of increased Super Bowl sales. Sales of college licensed merchandise increased from the first quarter of 2002 to the first quarter of 2003 as a result of increased football national championship sales. Sales of the Spider-Man licensed merchandise continued to offset decreases in sales of other entertainment property licensed merchandise.

         Marketing expenses decreased $0.1 million, or 7%, for the first quarter of 2003 from marketing expenses for the first quarter of 2002. The decrease in marketing expenses is attributable to lower commission expenses offset by an increase in trade show and salary related items. Marketing expenses as a percentage of sales increased to 14% for the first quarter of 2003 from 12% for the first quarter of 2002.

         General and administrative expenses increased $0.3 million, or 20%, for the first quarter of 2003 from general and administrative expenses for the first quarter of 2002. The increase is primarily attributable to acquisition costs, increased salary-related and facility costs. In November 2002 the company began pursuing the acquisition of the assets of a global sporting goods company. The company was unable to acquire the assets of the business. As a result of its acquisition efforts, the company incurred various expenses including legal fees and investment banking fees totaling $162,000. Under generally accepted accounting principles had the acquisition been successful, these costs would have been capitalized as part of the acquisition costs. Since the company has determined that it will be unable to complete the acquisition, it is required to expense these costs in the current period. General and administrative expenses as a percentage of sales increased to 18% for the first quarter of 2003 from 12% for the first quarter of 2002.

OTHER INCOME (EXPENSE):

         Interest expense decreased by 79% for the first quarter of 2003 from interest expense for the first quarter of 2002. This decrease reflects a decrease in the amount outstanding on the Company's debt and capital lease obligations as further discussed under "Liquidity and Capital Resources". As of March 31, 2003 there was $526,898 outstanding under the credit line.

         Interest income decreased by 67% for the first quarter of 2003, from interest income for the first quarter of 2002. Excess cash is deposited into an interest-bearing depository account. The decrease was due to higher cash balances during the first quarter of 2002 as compared to the first quarter of 2003.

INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax benefit of $69,000 for the first quarter of 2003 calculated at an effective tax rate of 40% compared to $120,000 tax expense for the first quarter of 2002 calculated at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital decreased to $10.5 million at March 31, 2002 from $10.7 million at December 31, 2002.

         Cash flows used in operations increased $1.2 million for the first quarter of 2003 from cash provided by operations for the first quarter of 2002. This decrease was primarily the result of increases in accounts receivable and inventories and a decrease in accounts payable and accrued expenses.

Accounts receivable increased at March 31, 2003 compared to December 31, 2002 due to increased sales in the first quarter of 2003 compared to the fourth quarter of 2002 and a greater portion of the sales coming in the third month of the first quarter of 2003 than in the third month of the fourth quarter of 2002. Inventory increased at March 31, 2003 compared to December 31, 2002 due to the Company purchasing inventory in preparation for the baseball season. Accounts payable and accrued expenses decreased at March 31, 2002 compared to December 31, 2002 due to the payment of 2002 accrued bonuses.

         Days sales outstanding, calculated on gross accounts receivable and trailing twelve months sales, increased 33% at March 31, 2003 compared to December 31, 2002 due to the higher proportion of promotional sales in the first half of 2002 carrying more favorable payment terms than retail customer sales. Inventory turns, calculated on gross inventory and trailing twelve months average cost of sales, decreased 15% at March 31, 2003 compared to December 31, 2002 due to increased inventory levels to prepare for the baseball season.

         Cash and equivalents were $3.1 million at March 31, 2003, a decrease of $2.1 million from $5.2 million of cash and equivalents at December 31, 2002. This decrease in cash was primarily due to an increase in accounts receivable, a decrease in accounts payable and accrued expenses, the purchase of fixed assets and repayment of debt in the first quarter 2003.

         The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.25% as of March 31, 2003) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling twelve month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On April 16, 2003 the Company retroactively amended the net income covenant from $100,000 on a rolling six month basis to $100,000 on a rolling twelve month basis. The Company is in compliance with the amended covenants as of March 31, 2003. At March 31, 2003, $0.5 million under the special sublimit was the only outstanding borrowings.

         Management believes the Company's existing cash position and credit facility, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs through at least March 31, 2004.

NEW ACCOUNTING STANDARDS:

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143)." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to certain legal obligations associated with the retirement of long-lived assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS 143 on January 1, 2003 and the adoption of SFAS No. 143 did not have a material effect on its financial statements.

         In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale lease-back transactions be accounted for in the same manner as sale lease-back transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company adopted the provisions of SFAS 145 on January 1, 2003 and the adoption of SFAS No. 145 did not have a material effect on its financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003 and the adoption of SFAS No. 146 did not have a material effect on its financial statements.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this interpretation. The disclosure requirements of this interpretation are effective for interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of this interpretation are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope FIN 45.

         On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Variable interest entities include such entities often referred to as structured finance or special purpose entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 will also affect leasing transactions where the lessor is a variable interest entity. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on the Company's financial statements and related disclosures.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk relates to interest rate risk with its variable rate credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of March 31, 2003, the Company's only variable rate debt outstanding was the $0.5 million outstanding balance on its credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    10.4(4) Form of Employment Agreement with Scott P. Dickey dated April 1, 2003

                    10.10(13) First Modification to Loan and Security Agreement
                              with Comerica Bank-California, dated April 16,
                              2003

                    99.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002


          (b)  Reports on Form 8-K for the three months ended March 31, 2003
                    None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FOTOBALL USA, INC
                         ----------------------------------------
                                       (Registrant)


Dated: May 14, 2003      BY: /s/ Michael Favish
                             ------------------
                             Michael Favish
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)


Dated: May 14, 2003      BY: /s/ Thomas R. Hillebrandt
                             -------------------------
                             Thomas R. Hillebrandt
                             Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Dated: May 14, 2003                   BY: /s/ Michael Favish
                                          ------------------------------------
                                          Michael Favish
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

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

Dated: May 14, 2003       BY: /s/ Thomas R. Hillebrandt
                              --------------------------------------
                              Thomas R. Hillebrandt
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)