Form 10-Q
period 2003-06-30
FOTOBALL USA INC
filed 2003-08-14
CIK 922251

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------- SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------- SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    --------------
                        Commission file number 0 - 24608

                               FOTOBALL USA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                        33 - 0614889
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 6740 Cobra Way, San Diego, California    92121
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (858) 909 - 9900
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ----  ----


         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
                                                    -----     -----

        As of July 31, 2003, the Company had 3,651,501 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX

                                                                                                Page No.
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002                         3

         Statements of Operations for the three and six months
              ended June 30, 2003 and 2002 (unaudited)                                                4

         Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)         5

         Notes to Financial Statements (unaudited)                                                6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                         10 -16

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk                              16

     Item 4.  Disclosure Controls and Procedures                                                  16-17

PART II.      OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                                    18

     Item 6.  Exhibits and Reports on Form 8-K                                                       18

SIGNATURES                                                                                           19

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               FOTOBALL USA, INC.
                                 BALANCE SHEETS

                                                                          June 30, 2003         December 31,
                                                                           (unaudited)              2002
                                                                       -------------------- --------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                 $     3,808,097      $     5,189,250
     Accounts receivable, net                                                   4,352,868            3,684,133
     Income tax and other receivables                                             205,880              125,489
     Inventories                                                                4,181,839            3,946,922
     Prepaid expenses and other                                                   496,013              317,841
     Deferred income taxes                                                        908,560              908,560
                                                                       -------------------- --------------------
         Total current assets                                                  13,953,257           14,172,195

Property and equipment, net                                                     2,093,654            2,203,169
Deposits and other assets                                                          79,498               79,498
                                                                       -------------------- --------------------
                                                                           $   16,126,409       $   16,454,862
                                                                       ==================== ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                $     3,199,862      $      3,137,987
     Customer deposits                                                            266,045               163,102
     Income taxes payable                                                              --                99,200
     Current portion of capital leases                                             84,416                73,796
                                                                       -------------------- --------------------
         Total current liabilities                                              3,550,323             3,474,085
                                                                       -------------------- --------------------

Long-term liabilities
     Line of credit                                                               384,398               669,397
     Capital leases, net of current portion                                        88,538               135,075
     Deferred rent                                                                318,306               293,969
     Deferred income taxes                                                         53,000                53,000
     Long-term reserve for discontinued operations                                     --                 1,480
                                                                       -------------------- --------------------
         Total long-term liabilities                                              844,242             1,152,921
                                                                       -------------------- --------------------
         Total liabilities                                                      4,394,565             4,627,006
                                                                       -------------------- --------------------

Stockholders' equity
     Preferred stock, $.01 par value; Series A, authorized - 1,000,000 shares, 0 shares issued and outstanding at June 30, 2003 and
         December 31, 2002, respectively                                               --                    --
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,651,501 shares at June 30, 2003
         and 3,609,834  shares at December 31, 2002                                36,515                36,098
     Additional paid-in capital                                                11,833,448            11,754,368
     Retained earnings (accumulated deficit)                                     (138,119)               37,390
                                                                       -------------------- --------------------
                  Total stockholders' equity                                   11,731,844            11,827,856
                                                                       -------------------- --------------------
                                                                           $   16,126,409        $   16,454,862
                                                                       ==================== ====================


            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                              -----------------------------------    ------------------------------------
                                                   2003                 2002                2003                2002
                                              ---------------    ----------------    ----------------    ----------------
Net sales                                      $   7,548,506       $  14,274,321      $   16,429,135       $  24,978,592
Cost of sales                                      4,679,330           9,135,471           9,972,810          15,974,386
                                              ---------------    ----------------    ----------------    ----------------
     Gross profit                                  2,869,176           5,138,850           6,456,325           9,004,206
                                              ---------------    ----------------    ----------------    ----------------
Operating expenses
     Royalties                                       592,794           1,082,203           1,418,773           1,893,956
     Marketing                                       994,597           1,372,337           2,209,015           2,678,844
     General and administrative                    1,279,807           1,807,655           2,877,515           3,134,020
     Depreciation and amortization                   125,227             127,718             250,589             258,135
                                              ---------------    ----------------    ----------------    ----------------
         Total operating expense                   2,992,425           4,389,913           6,755,892           7,964,955
                                              ---------------    ----------------    ----------------    ----------------
         Income (loss) from operations              (123,249)            748,937            (299,567)          1,039,251
                                              ---------------    ----------------    ----------------    ----------------
Other income (expense)
     Interest expense                                 (3,112)            (11,161)             (6,172)            (26,080)
     Interest income                                   5,410              22,573              13,224              46,352
                                              ---------------    ----------------    ----------------    ----------------
         Total other income (expense)                  2,298              11,412               7,052              20,272
                                              ---------------    ----------------    ----------------    ----------------
Income (loss) before income taxes                   (120,951)            760,349            (292,515)          1,059,523
     Income tax expense (benefit)                    (48,380)            304,140            (117,006)            423,809
                                              ---------------    ----------------    ----------------    ----------------
Net income (loss)                              $     (72,571)    $       456,209      $     (175,509)    $       635,714
                                              ===============    ================    ================    ================

Weighted average number of common shares
  outstanding:
     Basic                                         3,651,501           3,594,460           3,646,363           3,588,104
                                              ===============    ================    ================    ================
     Diluted                                       3,651,501           3,946,857           3,646,363           3,905,549
                                              ===============    ================    ================    ================
Net income (loss) per common share:
     Basic                                    $       (0.02)     $         0.13      $        (0.05)     $         0.18
                                              ===============    ================    ================    ================
     Diluted                                  $       (0.02)     $         0.12      $        (0.05)     $         0.16
                                              ===============    ================    ================    ================

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six months ended June 30,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net income (loss)                                                          $      (175,509)       $     635,714
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization of property and equipment                        333,529              275,510
         Provision for accounts receivable reserves                                     176,899              167,973
     Changes in operating assets and liabilities:
         Accounts receivable                                                           (845,634)          (1,052,395)
         Income tax and other receivables                                               (80,391)             338,277
         Inventories                                                                   (234,917)          (2,368,590)
         Prepaid expenses and other                                                    (178,172)             834,857
         Accounts payable and accrued expenses                                           61,874            1,283,855
         Customer deposits                                                              102,943           (1,644,590)
         Income taxes payable                                                           (99,200)             173,009
         Deferred rent                                                                   24,337               21,928
         Long-term reserve for discontinued operations                                   (1,480)             (16,299)
                                                                                -----------------    -----------------
Net cash used in operating activities                                                  (915,721)          (1,350,751)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                (224,013)            (231,864)
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (224,013)            (231,864)
                                                                                -----------------    -----------------

Cash flows from financing activities:
     Net borrowings from line of credit                                                (284,999)             954,398
     Proceeds from long-term debt                                                            --              410,006
     Payments on capital leases                                                         (35,917)             (51,968)
     Payments on long-term debt                                                              --           (2,078,519)
     Proceeds from exercise of stock options                                             79,497               40,638
                                                                                -----------------    -----------------
Net cash used in financing activities                                                  (241,419)            (725,445)
                                                                                -----------------    -----------------

Net decrease in cash and equivalents                                                 (1,381,153)          (2,308,060)
Cash and equivalents, beginning of period                                             5,189,250            5,779,203
                                                                                -----------------    -----------------
Cash and equivalents, end of period                                              $    3,808,097         $  3,471,143
                                                                                =================    =================

Supplemental disclosure of cash flow information:
     Interest paid                                                               $       21,129         $     67,840
     Incomes taxes paid                                                          $       99,200         $    250,000


            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.      BASIS OF PRESENTATION

The balance sheet as of June 30, 2003, the statements of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all entries (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2003.

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

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. No compensation expense has been recognized for the options granted under the Company's 1998 Stock Option Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". The following table represents the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure". The fair value of

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


the options granted during 2003 is estimated to range from $1.72 to $1.94 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 73% to 75%, risk-free interest rate of 1.21% to 1.41%, actual forfeitures and an expected option life of 4 years. The fair value of the options granted during the first six months of 2002 is estimated to be $2.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 77%, risk-free interest rate of 1.57%, actual forfeitures and an expected option life of 4 years.

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                                June 30,
                                                    2003                2002               2003               2002
                                               ---------------    ---------------    ---------------    ---------------
     Net income (loss) as reported                $  (72,571)         $ 456,209         $ (175,509)         $ 635,714
     Deduct: stock based compensation
        determined under the fair value
        based method for all awards, net of
        tax                                          (12,984)           (25,894)           (29,409)           (55,600)
                                               ---------------    ---------------    ---------------    ---------------
     Pro forma net income (loss)                  $  (85,555)         $ 430,315         $ (204,918)         $ 580,114
                                               ===============    ===============    ===============    ===============

     Earnings (loss) per share:
         Basic - as reported                      $    (0.02)         $    0.13         $    (0.05)         $    0.18
                                               ===============    ===============    ===============    ===============
         Basic - pro forma                        $    (0.02)         $    0.12         $    (0.06)         $    0.16
                                               ===============    ===============    ===============    ===============
         Diluted - as reported                    $    (0.02)         $    0.12         $    (0.05)         $    0.16
                                               ===============    ===============    ===============    ===============
         Diluted - pro forma                      $    (0.02)         $    0.11         $    (0.06)         $    0.15
                                               ===============    ===============    ===============    ===============

2.      INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at June 30, 2003 and December 31, 2002:

                                                                          June 30,            December 31,
                                                                            2003                 2002
                                                                      ------------------  -------------------
      Finished goods                                                       $  3,463,554        $  2,817,140
      Raw material                                                            1,198,094           1,560,081
      Less allowance for discontinued and obsolete inventory                   (479,809)           (430,299)
                                                                      ------------------  -------------------

         Total                                                             $  4,181,839        $  3,946,922
                                                                      ==================  ===================

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


3.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2003 and December 31, 2002:

                                                                     June 30,           December 31,
                                                                       2003                2002
                                                                 ------------------  -------------------
          Accounts payable                                            $  2,621,684        $  1,867,852
          Accrued payroll and benefit expenses                             208,714             211,829
          Accrued commissions and bonuses                                  110,990             756,703
          Royalties payable                                                  5,000              26,355
          Current reserve for discontinued operations                        8,411              25,206
          Accrued joint advertising costs                                  241,734             247,644
          Accrued other taxes                                                3,329               2,398
                                                                 ------------------  -------------------
                                                                       $ 3,199,862         $ 3,137,987
                                                                 ==================  ===================

4.      LINE OF CREDIT

The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.0% as of June 30, 2003) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling twelve month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On April 16, 2003 the Company retroactively amended the net income covenant from $100,000 on a rolling six month basis to $100,000 on a rolling twelve month basis. The Company is in compliance with the amended covenants as of June 30, 2003. At June 30, 2003, $384,000 under the special sublimit was the only outstanding borrowing.


5.      EARNINGS PER SHARE

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

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


Basic and Diluted EPS was computed as follows:

                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                ------------------------------------  ---------------------------------
                                                      2003              2002               2003              2002
                                                ----------------- ------------------  ---------------   ---------------
Net income (loss)                                $       (72,571)   $      456,209      $   (175,509)     $    635,714
                                                ================= ==================  ===============   ===============
Weighted average shares for basic EPS                  3,651,501         3,594,460         3,646,363         3,588,104
                                                ================= ==================  ===============   ===============
Basic EPS                                        $         (0.02)   $         0.13      $      (0.05)     $       0.18
                                                ================= ==================  ===============   ===============

Weighted average shares for basic EPS                  3,651,501         3,594,460         3,646,363         3,588,104
Plus dilutive stock options                                   --           352,397                --           317,445
                                                ----------------- ------------------  ---------------   ---------------
Weighted average shares for diluted EPS                3,651,501         3,946,857         3,646,363         3,905,549
                                                ================= ==================  ===============   ===============
Diluted EPS                                      $         (0.02)   $         0.12      $      (0.05)     $       0.16
                                                ================= ==================  ===============   ===============

For the three months ended June 30, 2003 and 2002 shares related to stock options of 662,225 and 93,200, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive. For the six months ending June 30, 2003 and 2002 shares related to stock options of 662,225 and 110,200, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding profitability in 2003, liquidity and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the inability to obtain material cost of sales reductions, sufficient operational efficiencies from its use of technology and to secure new promotions and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10Q for the quarter ended March 31, 2003.

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's net sales) for the periods presented:

                                         THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                        2003                     2002                      2003                     2002
                              ------------------------- ------------------------ ------------------------- ------------------------
Net sales                        $  7,548,506    100%      $ 14,274,321    100%     $ 16,429,135    100%      $ 24,978,592   100%
Cost of sales                       4,679,330     62          9,135,471     64         9,972,810     61         15,974,386    64
Operating expenses                  2,992,425     40          4,389,913     31         6,755,892     41          7,964,955    32
Operating income (loss)              (123,249)    (2)           748,937      5          (299,567)    (2)         1,039,251     4
Interest expense                       (3,112)    --            (11,161)    --            (6,172)    --            (26,080)   --
Interest income                         5,410     --             22,573     --            13,224     --             46,352    --
Inc. (loss) from continuing
operations before inc. tax           (120,951)    (2)           760,349      5          (292,515)    (2)         1,059,523     4
Income tax exp. (benefit)             (48,380)    (1)           304,140      2          (117,006)    (1)           423,809     2
                              ----------------          ----------------         ----------------          ---------------
Net income (loss)               $     (72,571)    (1)%    $     456,209      3%     $   (175,509)    (1)%    $     635,714     3%
                              ================          ================         ================          ===============

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:

SALES:

           DISTRIBUTION CHANNEL % OF SALES                Three Months Ended June 30,
                                                            2003                 2002
                                                      ----------------      ---------------
           Retail                                             34%                  24%
           Entertainment                                      33%                  25%
           Team                                               28%                  14%
           Promotion                                           5%                  37%
                                                      ----------------      ---------------
           Total                                             100%                 100%
                                                      ================      ===============

         Net sales decreased $6.7 million, or 47%, for the second quarter of 2003 from sales for the second quarter of 2002. The decrease in sales was due to a decrease in promotion sales (down 93%), entertainment sales (down 29%), retail sales (down 25%) with an offsetting increase in team sales (up 9%). Promotion sales decreased due to a $3.3 million Post promotion and other quick-serve restaurant bobblehead doll promotions in the second quarter of 2002 that the Company was not able to replace in the second quarter of 2003. Entertainment sales decreased due to a decrease in The Disney Store sales, which represented over $0.7 million in sales in the second quarter of 2002. Retail sales were down due a a $1.0 million "Scooby Doo" and "Spider-Man" promotion at Wal-Mart included in the second quarter of 2002 that was not replaced in 2003 and declines in sporting goods stores sales offset by increases in sales to Target and Toys R Us.

         PRODUCT LINE % OF SALES               Three Months Ended June 30,
                                               2003                   2002
                                           -------------          -------------
         Footballs                              12%                     9%
         Baseballs                              27%                    16%
         Basketballs                            14%                     9%
         Bobbleheads                             3%                    33%
         Helmets                                 7%                     2%
         Collector pins                         13%                    10%
         Playground balls                       16%                    14%
         Soccer/volleyballs                      2%                     3%
         Other                                   6%                     4%
                                           -------------          -------------
         Total                                 100%                   100%
                                           =============          =============

         The Company realized product sales decreases for the second quarter of 2003 versus the second quarter of 2002 from bobbleheads (down 95%), hockey (down 64%), soccer/volleyball (down 57%), playground balls (down 40%) collector pins (down 34%), football (down 29%), basketball (down 20%), baseball (down 10%) with an offsetting increase in helmets (up 83%).

GROSS PROFIT:

         Gross profit decreased $2.3 million, or 44%, for the second quarter of 2003 from gross profit for the second quarter of 2002. Gross profit as a percentage of sales increased to 38% for the second quarter of 2003 from 36% for the second quarter of 2002. The increase in gross margin was primarily due to higher percentage of non-promotional sales and higher gross margins on promotion and retail sales.

OPERATING EXPENSES:

         Total operating expenses decreased $1.4 million, or 32%, for the second quarter of 2003 from total operating expenses for the second quarter of 2002. The decrease in total operating expenses is primarily due to a decrease in royalties, salary related expenses and outside sales commissions. Total operating expenses as a percentage of sales increased to 40% for the second quarter of 2003 from 31% for the second quarter of 2002.

         Royalty expenses decreased $0.5 million, or 45%, for the second quarter of 2003 from royalty expenses for the second quarter of 2002. Royalty expenses as a percentage of sales remained at 8% for both second quarters ending 2003 and 2002.

         Marketing expenses decreased $0.4 million, or 28%, for the second quarter of 2003 from marketing expenses for the second quarter of 2002. The decrease in marketing expenses is attributable to lower commission expenses and salary related items. Marketing expenses as a percentage of sales increased to 13% for the second quarter of 2003 from 10% for the second quarter of 2002.

         General and administrative expenses decreased $0.5 million, or 29%, for the second quarter of 2003 from general and administrative expenses for the second quarter of 2002. The decrease is primarily attributable to decreased salary-related, travel and entertainment, and telecommunications expenses resulting from the credit received on the re-billing of past charges under a new telecommunications contract. General and administrative expenses as a percentage of sales increased to 17% for the second quarter of 2003 from 13% for the second quarter of 2002 mostly due to the decrease in sales.

OTHER INCOME (EXPENSE):

         Interest expense decreased by 72% for the second quarter of 2003 from interest expense for the second quarter of 2002. This decrease reflects a decrease in the amount outstanding on the Company's debt and capital lease obligations as further discussed under "Liquidity and Capital Resources". As of June 30, 2003 there was $384,398 outstanding under the credit line.

         Interest income decreased by 76% for the second quarter of 2003, from interest income for the second quarter of 2002. Excess cash is deposited into an interest-bearing depository account. The decrease was due to higher average cash balances, and higher interest rates during the second quarter of 2002 as compared to the second quarter of 2003.

INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax benefit of approximately $48,000 for the second quarter of 2003 calculated at an effective tax rate of 40% compared to a $304,000 tax expense for the second quarter of 2002 calculated at an effective tax rate of 40%.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002:

SALES:

         DISTRIBUTION CHANNEL % OF SALES                  Six Months Ended June 30,
                                                           2003               2002
                                                       -------------      -------------
         Retail                                              40%                24%
         Entertainment                                       29%                24%
         Team                                                23%                12%
         Promotion                                            8%                40%
                                                       -------------      -------------
         Total                                              100%               100%
                                                       =============      =============

         Sales decreased by $8.5 million, or 34%, for the six months ending June 30, 2003 as compared to the six months ending June 30, 2002. The decrease was due to a decrease in promotion sales (down 86%), entertainment sales (down 18%) with an offsetting increase in retail sales (up 9%) and team sales (up 22%). Promotional sales decreased due to the $7.1 million Post promotion and other quick-serve restaurant bobblehead doll promotions in the first half of 2002 that the company did not replace. Entertainment sales decreased for the first half of 2003 versus the same period of 2002 due to a decrease of sales to The Disney Store at the beginning of 2003. Retail sales increases were due to increases in sales to Target, Toys R Us and Sam's Club offseting lower sales to The Sports Authority and Wal-Mart. Team sales increased for the six months ending June 30, 2003 from the same period in 2002 due to higher sales to concessionaires and Major League baseball teams from growth in the sales of souvenir batting helmets. As a consequence of the loss of The Disney Store business and the Post promotion, the Company does not expect to attain the level of profitability it had previously planned to achieve in 2003. While the Company expects the third quarter, traditionally its strongest period, to assist in closing the shortfall of the first half of 2003, its expectations for the fourth quarter are not sufficient to achieve any real level of profitability for the full year 2003.

         PRODUCT LINE % OF SALES                          Six Months Ended June 30,
                                                           2003               2002
                                                       -------------      -------------
         Footballs                                         24%                11%
         Baseballs                                         20%                14%
         Basketballs                                       11%                 8%
         Bobbleheads                                        5%                35%
         Helmets                                            5%                 1%
         Collector pins                                    11%                11%
         Playground balls                                  17%                13%
         Soccer/volleyballs                                 2%                 2%
         Other                                              5%                 5%
                                                       -------------      -------------
         Total                                             100%               100%
                                                       =============      =============

         The Company realized product sales increases in the first half of 2003 versus the first half of 2002 from helmets (up 167%), footballs (up 48%), offset by product sales decreases in bobbleheads (down 91%), soccer/volleyball (down 45%), collector pins (down 36%), playground balls (down 19%), baseball (down 6%) and basketballs (down 4%).

GROSS PROFIT:

         Gross profit decreased $2.5 million, or 28%, for the first half of 2003 from the gross profit for the first half of 2002. Gross profit as a percentage of sales increased to 39% for the first half of 2003 from 36% for the first half of 2002. The increase in gross margin was primarily due to higher percentage of non-promotional sales and higher gross margins on promotion and retail sales.

OPERATING EXPENSE:

         Total operating expenses decreased $1.2 million, or 15%, for the first half of 2003 as compared to the first half of 2002. The decrease in total operating expenses is primarily due to decreased royalty and commission expenses related to lower revenue. Total operating expenses as a percentage of sales increased to 41% for the first half of 2003 from 32% from the first half of 2002.

         Royalty expenses decreased $0.5 million, or 25%, for the first half of 2003 versus the first half of 2002. Royalty expense decreased due to the decrease in revenue. Royalty expense as a percentage of sales increased to 9% for the first half of 2003 versus 8% for the first half of 2002. The increase in royalty expense as a percentage of sales was due to a higher percentage of licensed merchandise sales in the first quarter of 2003 compared to the first quarter of 2002 as well as the mix of entertainment license sales carrying higher royalty rates.

         Marketing expenses decreased $0.5 million, or 18%, for the first half of 2003 compared to the first half of 2002. The decrease in marketing expenses is attributable to lower commissions and bonuses from lower revenue offset by higher show expenses. Marketing expenses as a percentage of sales increased to 13% for the first half of 2003 from 11% for the first half of 2002.

         General and administrative expenses decreased $0.3 million, or 8%, for the first half of 2003 compared to the first half of 2002. The decrease is primarily related to salary and salary related items resulting from lower bonus accruals offset by acquisition costs. General and administrative expenses as a percentage of sales increased to 18% for the first half of 2003 from 13% for the first half of 2002.

OTHER INCOME (EXPENSES):

         Interest expense decreased by 76% for the first half of 2003 compared to the first half of 2002. This decrease reflects a decrease in the amount of the Company's debt and capital lease obligations as discussed under "Liquidity and Capital Resources".

         Interest income decreased by 71% for the first half of 2003 from the interest income for the first half of 2002. Excess cash is deposited in an interest-bearing account. The decrease reflects lower interest rates and lower average cash balances in the first half of 2003 versus the first half of 2002.

INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax benefit of $0.1 million for the first half of 2003 calculated at an effective tax rate of 40% compared to an income tax expense of $0.4 million for the first half of 2002 calculated at an effective tax rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital decreased to $10.4 million at June 30, 2002 from $10.7 million at December 31, 2002.

         Cash flows used in operations decreased $0.4 million for the first half of 2003 from cash used in operations for the first half of 2002. This decrease was primarily the result of decreases in accounts receivable and inventories, changes in customer deposits offset by a decrease in net income. Accounts receivable increased at June 30, 2003 compared to December 31, 2002 due to decreased promotion sales in the first half of 2003, for which customers usually include a down payment on projects. Inventory increased at June 30, 2003 compared to December 31, 2002 due to the Company purchasing inventory in preparation for third quarter 2003 promotion sales. Accounts payable and accrued expenses remained constant at June 30, 2003 compared to December 31, 2002.

         Days sales outstanding, calculated on gross accounts receivable and trailing twelve months sales, increased 44% at June 30, 2003 compared to December 31, 2002 due to the higher proportion of promotional sales in the first half of 2002 carrying more favorable payment terms than retail customer sales. Inventory turns, calculated on gross inventory and trailing twelve months average cost of sales, decreased 26% at June 30, 2003 compared to December 31, 2002 due to increased inventory levels to prepare for third quarter 2003 sales.

         Cash and equivalents were $3.8 million at June 30, 2003, a decrease of $1.4 million from $5.2 million of cash and equivalents at December 31, 2002. This decrease in cash was primarily due to an increase in accounts receivable and inventories, the purchase of fixed assets and repayment of debt in the first half of 2003.

         The Company's credit line with U.S. Bank National Association ("US Bank") expired on May

15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.00% as of June 30, 2003) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling twelve month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On April 16, 2003 the Company retroactively amended the net income covenant from $100,000 on a rolling six month basis to $100,000 on a rolling twelve month basis. The Company is in compliance with the amended covenants as of June 30, 2003. At June 30, 2003, $0.4 million under the special sublimit was the only outstanding borrowings. The Company must achieve net income of at least $250,000 in the third quarter of 2003 to stay in compliance with its net income covenant. If the Company fails to stay in compliance with his covenant, it may not be able to negotiate a waiver from Comerica thereby requiring repayment of the total amount outstanding on its line of credit and potentially impacting its ability to fund its future working capital requirements or it may be able to negotiate a waiver but experience an increase in the cost of its debt financing.

         Management believes that the Company's existing cash position, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs through at least June 30, 2004.

         On July 1, 2003, the Company announced a stock buyback plan to purchase up to $500,000 worth of the company's common stock over the next 12 months which represents approximately 170,000 shares or 5% of the current issued and outstanding shares at current market prices. The share purchases may be made from time to time on the open market or in privately negotiated transactions depending on market conditions and other factors all in accordance with the requirements of the Securities and Exchange Commission. The plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. On July 28, 2003, the Company announced the suspension of the stock buyback plan, in light of an unsolicited offer from a third party for the acquisition of the outstanding shares of common stock of the Company at a price in excess of their current market price.

NEW ACCOUNTING STANDARDS:

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

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on the Company's financial statements and related disclosures.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on the Company's financial statements and related disclosures.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk relates to interest rate risk with its variable rate credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of June 30, 2003, the Company's only variable rate debt outstanding was the $0.4 million outstanding balance on its credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer, Michael Favish, and its Senior Vice President and Chief Financial Officer, Thomas R. Hillebrandt, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon the foregoing, the Company concluded that its disclosure controls and procedures are effective in timely alerting the Company's management to material information relating to the Company required to be included in the Company's Exchange Act reports.

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

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 18, 2003 at the Wyndham Garden Hotel located at 5975 Lusk Boulevard, San Diego, California and the following matters were voted on at that meeting:

         The election of the following directors of the Company to hold office until the 2006 Annual Meeting of Stockholders and until the election and qualification of their successors was approved:

                                                                                          Broker
         Nominee                  For         Against       Withhold       Abstain      Non-Votes     Total Votes
         Michael Favish           3,233,308           --        121,485           --             --      3,354,793
         John J. Shea             3,295,333           --         59,460           --             --      3,354,793

        The increase in the number of the Company's shares of common stock reserved for issuance under the Company's 1998 Stock Option Plan from 800,000 to 1,100,000 was not approved.

                                                                                         Broker
                                  For         Against       Withhold      Abstain      Non-Votes    Total Votes
                                   1,449,450      428,971          --           8,897     1,467,475     3,354,793

        The ratification of the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2003 was approved.

                                                                                        Broker
                                  For         Against      Withhold      Abstain      Non-Votes    Total Votes
                                  3,345,596         8,417         --             780           --      3,354,793


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.4(5) Form of Employment Agreement with Kevin Donovan dated June 16, 2003

               31.1 Certifications Pursuant To Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

               32.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

          (b) Reports on Form 8-K for the three months ended June 30, 2003 Earnings Release for three months ended March 30, 2003; Filed April 23, 2003

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FOTOBALL USA, INC
                                       ----------------------------------------
                                                     (Registrant)


Dated: August 14, 2003                BY:   /s/ Michael Favish
                                            ------------------
                                            Michael Favish
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Dated: August 14, 2003                BY:   /s/ Thomas R. Hillebrandt
                                            -------------------------
                                            Thomas R. Hillebrandt
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)