Form 10-Q
period 2003-09-30
FOTOBALL USA INC
filed 2003-11-14
CIK 922251

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------------
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

                                (858) 909 - 9900
                                ----------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                                   ---   ----

        As of October 31, 2003, the Company had 3,651,501 shares of its common stock issued and outstanding.

                               FOTOBALL USA, INC.

                                      INDEX


                                                                                                              Page No.
                                                                                                              --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002                                  3

         Statements of Operations for the three and nine months
              ended September 30, 2003 and 2002 (unaudited)                                                         4

         Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)                 5

         Notes to Financial Statements (unaudited)                                                              6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                       10 -16

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                            17

     Item 4.  Disclosure Controls and Procedures                                                                   17

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                                     18

SIGNATURES                                                                                                         19

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                               FOTOBALL USA, INC.
                                 BALANCE SHEETS

                                                                           September 30,        December 31,
                                                                               2003                 2004
                                                                           (unaudited)
                                                                       -------------------- --------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                 $     3,462,617      $     5,189,250
     Accounts receivable, net                                                   3,965,683            3,684,133
     Income tax and other receivables                                             157,887              125,489
     Inventories                                                                3,777,659            3,946,922
     Prepaid expenses and other                                                   513,206              317,841
     Deferred income taxes                                                        908,560              908,560
                                                                       -------------------- --------------------
         Total current assets                                                  12,785,612           14,172,195

Property and equipment, net                                                     2,033,273            2,203,169
Deposits and other assets                                                          79,498               79,498
                                                                       -------------------- --------------------
                                                                           $   14,898,383       $   16,454,862
                                                                       ==================== ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                $     2,287,282      $      3,137,987
     Customer deposits                                                            155,576               163,102
     Income taxes payable                                                              --                99,200
     Current portion of capital leases                                             64,582                73,796
                                                                       -------------------- --------------------
         Total current liabilities                                              2,507,440             3,474,085
                                                                       -------------------- --------------------

Long-term liabilities
       Line of credit                                                             241,898               669,397
     Capital leases, net of current portion                                        78,559               135,075
     Deferred rent                                                                330,475               293,969
     Deferred income taxes                                                         53,000                53,000
     Long-term reserve for discontinued operations                                     --                 1,480
                                                                       -------------------- --------------------
         Total long-term liabilities                                              703,932             1,152,921
                                                                       -------------------- --------------------
         Total liabilities                                                      3,211,372             4,627,006
                                                                       -------------------- --------------------

Stockholders' equity
     Preferred stock, $.01 par value; Series A, authorized - 1,000,000 shares, 0 shares issued and outstanding at September 30, 2003
         and December 31, 2002, respectively                                           --                    --
     Common stock, $.01 par value; authorized - 15,000,000 shares;
         Issued and outstanding - 3,651,501 shares at September 30,
         2003 and 3,609,834  shares at December 31, 2002                           36,515                36,098
     Additional paid-in capital                                                11,833,448            11,754,368
     Retained earnings (accumulated deficit)                                     (182,952)               37,390
                                                                       -------------------- --------------------
                  Total stockholders' equity                                   11,687,011            11,827,856
                                                                       -------------------- --------------------
                                                                           $   14,898,383        $   16,454,862
                                                                       ==================== ====================

            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                             September 30,
                                              --------------------------------------    ------------------------------------
                                                   2003                  2002                  2003                2002
                                              ---------------    -------------------    ----------------    ----------------
Net sales                                      $   8,249,992      $  11,113,641          $   24,679,127      $  36,092,233
Cost of sales                                      4,762,213          6,959,131              14,735,023         22,933,517
                                              ---------------    -------------------    ----------------    ----------------
     Gross profit                                  3,487,779          4,154,510               9,944,104         13,158,716
                                              ---------------    -------------------    ----------------    ----------------
Operating expenses
     Royalties                                       708,484            801,311               2,127,257          2,695,267
     Marketing                                     1,120,037          1,218,448               3,329,052          3,897,291
     General and administrative                    1,609,920          1,565,124               4,487,436          4,699,145
     Depreciation and amortization                   124,911            128,087                 375,500            386,222
                                              ---------------    -------------------    ----------------    ----------------
         Total operating expense                   3,563,352          3,712,970              10,319,245         11,677,925
                                              ---------------    -------------------    ----------------    ----------------
         Income (loss) from operations               (75,573)           441,540                (375,141)         1,480,791
                                              ---------------    -------------------    ----------------    ----------------
Other income (expense)
     Interest expense                                 (2,734)            (7,043)                 (8,905)           (33,123)
     Interest income                                   3,584             16,900                  16,809             63,252
                                              ---------------    -------------------    ----------------    ----------------
         Total other income (expense)                    850              9,857                   7,904             30,129
                                              ---------------    -------------------    ----------------    ----------------
Income (loss) before income taxes                    (74,723)           451,397                (367,237)         1,510,920
     Income tax expense (benefit)                    (29,889)           180,559                (146,895)           604,368
                                              ---------------    -------------------    ----------------    ----------------
Net income (loss)                              $     (44,834)    $      270,838          $     (220,342)     $     906,552
                                              ===============    ===================    ================    ================

Weighted average number of common shares
outstanding:
     Basic                                         3,651,501          3,606,536               3,648,094          3,594,316
                                              ===============    ===================    ================    ================
     Diluted                                       3,651,501          3,934,946               3,648,094          3,915,050
                                              ===============    ===================    ================    ================
Net income (loss) per common share:
     Basic                                    $        (0.01)    $         0.08          $        (0.06)     $         0.25
                                              ===============    ===================    ================    ================
     Diluted                                  $        (0.01)    $         0.07          $        (0.06)     $         0.23
                                              ===============    ===================    ================    ================






            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine months ended September 30,
                                                                                --------------------------------------
                                                                                      2003                 2002
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net income (loss)                                                          $      (220,342)     $       906,552
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization of property and equipment                        500,127              414,889
         Provision for accounts receivable reserves                                     306,318              311,725
     Changes in operating assets and liabilities:
         Accounts receivable                                                           (587,868)          (1,971,149)
         Income tax and other receivables                                               (32,398)             336,580
         Inventories                                                                    169,263           (1,063,324)
         Prepaid expenses and other                                                    (195,365)             800,821
         Accounts payable and accrued expenses                                         (850,705)           1,475,525
         Customer deposits                                                               (7,526)          (1,825,105)
         Income taxes payable                                                           (99,200)              73,568
         Deferred rent                                                                   36,506               33,695
         Long-term reserve for discontinued operations                                   (1,480)             (20,720)
                                                                                -----------------    -----------------
Net cash used in operating activities                                                  (982,670)            (526,943)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                (330,231)            (376,252)
     Decrease in long-term deposits                                                          --               79,497
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (330,231)            (296,755)
                                                                                -----------------    -----------------

Cash flows from financing activities:
       Net borrowings (payments) from line of credit                                   (427,499)             811,898
     Proceeds from long-term debt                                                            --              410,006
     Payments on capital leases                                                         (65,730)             (71,732)
     Payments on long-term debt                                                              --           (2,078,519)
     Proceeds from exercise of stock options                                             79,497               71,817
                                                                                -----------------    -----------------
Net cash used in financing activities                                                  (413,732)            (856,530)
                                                                                -----------------    -----------------

Net decrease in cash and equivalents                                                 (1,726,633)          (1,680,228)
Cash and equivalents, beginning of period                                             5,189,250            5,779,203
                                                                                -----------------    -----------------
Cash and equivalents, end of period                                             $     3,462,617      $     4,098,975
                                                                                =================    =================

Supplemental disclosure of cash flow information:
     Interest paid                                                              $        30,995      $        68,273
     Incomes taxes paid                                                         $        99,200      $       530,800
     Equipment acquired under lease                                                          --      $        25,806



            See accompanying Notes to Unaudited Financial Statements

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


1.   BASIS OF PRESENTATION

     The balance sheet as of September 30, 2003, the statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all entries (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

     The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or for the year ending December 31, 2003.

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

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options. No compensation expense has been recognized for the options granted under the Company's 1998 Stock Option Plan. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation." The following table represents the effect on net income
     (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure." The fair value of

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


     the options granted during 2003 is estimated to range from $1.68 to $1.94 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 71% to 75%, risk-free interest rate of 1.05% to 1.41%, actual forfeitures and an expected option life of 4 years. The fair value of the options granted during the first nine months of 2002 is estimated to range from $2.61 to $2.87 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 77%, risk-free interest rate of 1.57%, actual forfeitures and an expected option life of 4 years.

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                    2003                2002               2003               2002
                                               ---------------    ---------------    ---------------    ---------------
     Net income (loss) as reported                $  (44,834)         $ 270,838         $ (220,342)         $ 906,552
     Deduct: stock based compensation
        determined under the fair value
        based method for all awards, net of
        tax                                          (11,469)           (53,628)           (40,878)          (109,228)
                                               ---------------    ---------------    ---------------    ---------------
     Pro forma net income (loss)                  $  (56,303)         $ 217,210         $ (261,221)         $ 797,324
                                               ===============    ===============    ===============    ===============

     Net income (loss) per share:
         Basic - as reported                      $    (0.01)         $    0.08         $    (0.06)         $    0.25
                                               ===============    ===============    ===============    ===============
         Basic - pro forma                        $    (0.02)         $    0.06         $    (0.07)         $    0.22
                                               ===============    ===============    ===============    ===============
         Diluted - as reported                    $    (0.01)         $    0.07         $    (0.06)         $    0.23
                                               ===============    ===============    ===============    ===============
         Diluted - pro forma                      $    (0.02)         $    0.06         $    (0.07)         $    0.20
                                               ===============    ===============    ===============    ===============


2.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) method. Inventories consisted of the following at September 30, 2003 and December 31, 2002:

                                                                        September 30,          December 31,
                                                                            2003                   2002
                                                                      ------------------  -------------------
      Finished goods                                                       $  3,136,364        $  2,817,140
      Raw material                                                            1,138,334           1,560,081
      Less allowance for discontinued and obsolete inventory                   (497,039)           (430,299)
                                                                      ------------------  -------------------

         Total                                                             $  3,777,659        $  3,946,922
                                                                      ==================  ===================

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following at September 30, 2003 and December 31, 2002:

                                                                   September 30,        December 31,
                                                                       2003                 2002
                                                                 ------------------  -------------------
          Accounts payable                                            $  1,607,932        $  1,867,852
          Accrued payroll and benefit expenses                             204,472             211,829
          Accrued commissions and bonuses                                  198,566             756,703
          Royalties payable                                                 20,433              26,355
          Current reserve for discontinued operations                        2,300              25,206
          Accrued joint advertising costs                                  247,876             247,644
          Accrued other taxes                                                5,703               2,398
                                                                 ------------------  -------------------
                                                                       $ 2,287,282         $ 3,137,987
                                                                 ==================  ===================


4.   LINE OF CREDIT

     The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.0% as of September 30, 2003) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling twelve month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On April 16, 2003 the Company retroactively amended the net income covenant from $100,000 on a rolling six month basis to $100,000 on a rolling twelve month basis. On September 29, 2003 the Company amended the Loan and Security Agreement to remove the net income and earnings before interest and taxes to interest expense ratio covenants. The Company is in compliance with the amended covenants as of September 30, 2003. At September 30, 2003, $241,898 under the special sublimit was the only outstanding borrowing.

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

                               FOTOBALL USA, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Basic and Diluted EPS were computed as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                ------------------------------------  ---------------------------------
                                                      2003              2002               2003              2002
                                                ----------------- ------------------  ---------------   ---------------
Net income (loss)                               $       (44,834)   $      270,838      $   (220,342)     $      906,552
                                                ================= ==================  ===============   ===============
Weighted average shares for basic EPS                 3,651,501         3,606,536         3,648,094           3,594,316
                                                ================= ==================  ===============   ===============
Basic EPS                                       $         (0.01)   $         0.08      $      (0.06)     $         0.25
                                                ================= ==================  ===============   ===============

Weighted average shares for basic EPS                 3,651,501         3,606,536         3,648,094           3,594,316
Plus dilutive stock options                                  --           328,410                --             320,734
                                                ----------------- ------------------  ---------------   ---------------
Weighted average shares for diluted EPS               3,651,501         3,934,946         3,648,094           3,915,050
                                                ================= ==================  ===============   ===============
Diluted EPS                                     $         (0.01)   $         0.07      $      (0.06)     $         0.23
                                                ================= ==================  ===============   ===============

For the three months ended September 30, 2003 and 2002 shares related to stock options of 660,225 and 105,200, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive. For the nine months ending September 30, 2003 and 2002 shares related to stock options of 660,225 and 123,867, respectively, were excluded from the calculation of diluted EPS, as the effect of their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENTS PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding profitability in 2003, liquidity and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above include the inability to obtain material cost of sales reductions, sufficient operational efficiencies from its use of technology and to secure new promotions and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission including but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and June 30, 2003.

RESULTS OF OPERATIONS:

         The following table sets forth certain operating data (in dollars and as a percentage of the Company's net sales) for the periods presented:

                                    THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                      2003                     2002                      2003                     2002
                              ----------------------- ------------------------ ------------------------- ------------------------
Net sales                      $  8,249,992    100%    $ 11,113,641      100%     $ 24,679,127    100%    $  36,092,233    100%
Cost of sales                     4,762,213     58        6,959,131       63        14,735,023     60        22,933,517     64
Operating expenses                3,563,352     43        3,712,970       33        10,319,245     42        11,677,925     32
Operating income (loss)             (75,573)    (1)         441,540        4          (375,141)    (2)        1,480,791      4
Interest expense                     (2,734)    --           (7,043)      --            (8,905)    --           (33,123)    --
Interest income                       3,584     --           16,900       --            16,809     --            63,252     --
Inc. (loss) from continuing
  operations before inc. tax        (74,723)    (1)         451,397        4          (367,237)    (2)        1,510,920      4
Income tax exp. (benefit)           (29,889)    --          180,559        2          (146,895)    (1)          604,368      2
                              --------------          ----------------         ----------------          ---------------
Net income (loss)              $    (44,834)    (1)%   $    270,838        2%     $   (220,342)    (1)%   $     906,552      3%
                              ==============          ================         ================          ===============


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

SALES:

           DISTRIBUTION CHANNEL % OF SALES                   Three Months Ended
                                                                September 30,
                                                            2003             2002
                                                      ----------------  ---------------
           Retail                                             47%               31%
           Entertainment                                      20%               30%
           Team                                               21%               13%
           Promotion                                          12%               26%
                                                      ----------------  ---------------
           Total                                             100%              100%
                                                      ================  ===============

         Net sales decreased $2.9 million, or 26%, for the third quarter of 2003 from sales for the third quarter of 2002. The decrease in sales was due to a decrease in promotion sales (down 65%) and entertainment sales (down 49%) with an offsetting increase in team sales (up 13%) and retail sales (up 8%). Promotion sales decreased due to quick-serve restaurant bobblehead doll promotions in the third quarter of 2002 that the Company was not able to replace in the third quarter of 2003. Entertainment sales decreased due to a decrease in The Disney Store and Disney theme park sales.


         PRODUCT LINE % OF SALES                    Three Months Ended
                                                       September 30,
                                               2003                   2002
                                           -------------          -------------
         Footballs                              42%                    33%
         Baseballs                              15%                    12%
         Basketballs                             9%                     6%
         Bobbleheads                             6%                    11%
         Helmets                                 4%                     2%
         Collector pins                         10%                    19%
         Playground balls                        8%                    10%
         Soccer/volleyballs                      2%                     2%
         Other                                   4%                     5%
                                           -------------          -------------
         Total                                 100%                   100%
                                           =============          =============

         The Company realized product sales decreases for the third quarter of 2003 versus the third quarter of 2002 from collector pins (down 61%), bobbleheads (down 59%), soccer/volleyball (down 40%), playground balls (down 39%), football (down 5%) and baseball (down 5%) with an offsetting increase in helmets (up 47%) and basketball (up 17%).

GROSS PROFIT:

         Gross profit decreased $0.7 million, or 16%, for the third quarter of 2003 from gross profit for the third quarter of 2002. Gross profit as a percentage of sales increased to 42% for the third quarter of 2003 from 37% for the third quarter of 2002. The increase in gross margin was primarily due to higher percentage of non-promotional sales and higher gross margins on promotion and retail sales.

OPERATING EXPENSES:

         Total operating expenses decreased $0.1 million, or 4%, for the third quarter of 2003 from total operating expenses for the third quarter of 2002. The decrease in total operating expenses is primarily due to a decrease in royalties, salary related expenses and outside sales commissions offset by increases in legal and investment banking fees related to an unsolicited offer to buy the common stock of the Company. Total operating expenses as a percentage of sales increased to 43% for the third quarter of 2003 from 33% for the third quarter of 2002.

         Royalty expenses decreased $0.1 million, or 12%, for the third quarter of 2003 from royalty expenses for the third quarter of 2002. Royalty expenses as a percentage of sales increased to 9% for the third quarter 2003 from 7% for the third quarter of 2002. Royalty expenses as a percentage of sales increased due to a greater mix of licensed merchandise sales and the mix of entertainment license sales carrying higher royalty rates.

         Marketing expenses decreased $0.1 million, or 8%, for the third quarter of 2003 from marketing expenses for the third quarter of 2002. The decrease in marketing expenses is attributable to lower commission expenses and marketing and selling expenses. Marketing expenses as a percentage of sales increased to 14% for the third quarter of 2003 from 11% for the third quarter of 2002.

         General and administrative expenses increased $45,000, or 3%, for the third quarter of 2003 from general and administrative expenses for the third quarter of 2002. The increase is primarily attributable to increased investment bank and legal fees related to the unsolicted offer to purchase the common stock of the Company offset by decreases in salary-related, and travel and entertainment related expense. Investment bank and legal fees related to the un-solicited offer were $171,000 in the third quarter of 2003. General and administrative expenses as a percentage of sales increased to 20% for the third quarter of 2003 from 14% for the third quarter of 2002.

OTHER INCOME (EXPENSE):

         Interest expense decreased by 61% for the third quarter of 2003 from interest expense for the third quarter of 2002. This decrease reflects a decrease in the amount outstanding on the Company's debt and capital lease obligations as further discussed under "Liquidity and Capital Resources." As of September 30, 2003 there was $241,898 outstanding under the line of credit.

         Interest income decreased by 79% for the third quarter of 2003, from interest income for the third quarter of 2002. Excess cash is deposited into an interest-bearing depository account. The decrease was due to higher average cash balances, and higher interest rates during the third quarter of 2002 as compared to the third quarter of 2003.

INCOME TAX EXPENSE (BENEFIT):

         The Company recorded income tax benefit of $30,000 for the third quarter of 2003 calculated at an effective tax rate of 40% compared to a $181,000 tax expense for the third quarter of 2002 calculated at an effective tax rate of 40%.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

SALES:

         DISTRIBUTION CHANNEL % OF SALES                       Nine Months Ended
                                                                 September 30,
                                                           2003               2002
                                                       -------------      -------------
         Retail                                              42%                26%
         Entertainment                                       26%                26%
         Team                                                22%                12%
         Promotion                                           10%                36%
                                                       -------------      -------------
         Total                                              100%               100%
                                                       =============      =============

         Sales decreased by $11.0 million, or 32%, for the nine months ending September 30, 2003 as compared to the nine months ending September 30, 2002. The decrease was due to a decrease in promotion sales (down 81%), entertainment sales (down 29%) with an offsetting increase in retail sales (up 9%) and team sales (up 19%). Promotional sales decreased due to the $7.1 million Post promotion and other quick-serve restaurant bobblehead doll promotions in the first three quarters of 2002 that the company did not replace. Entertainment sales decreased for the first three quarters of 2003 versus the same period of 2002 due to a decrease of sales to The Disney Store. Retail sales increases were due to increases in sales to catalog retailers, warehouse clubs and sporting goods accounts offseting lower sales to mass merchants. Team sales increased for the nine months ending September 30, 2003 from the same period in 2002 due to higher sales to concessionaires and Major League baseball teams from growth in the sales of souvenir batting helmets.


         PRODUCT LINE % OF SALES                              Nine Months Ended
                                                                September 30,
                                                           2003               2002
                                                       -------------      -------------
         Footballs                                         30%                 17%
         Baseballs                                         19%                 14%
         Basketballs                                       11%                  7%
         Bobbleheads                                        5%                 28%
         Helmets                                            4%                  1%
         Collector pins                                    11%                 14%
         Playground balls                                  14%                 12%
         Soccer/volleyballs                                 2%                  2%
         Other                                              4%                  5%
                                                       -------------      -------------
         Total                                             100%               100%
                                                       =============      =============

         The Company realized product sales increases in the first three quarters of 2003 versus the first three quarters of 2002 from helmets (up 118%), footballs (up 17%) and basketball (up 1%), offset by product sales decreases in bobbleheads (down 87%), collector pins (down 47%), soccer/volleyball (down 44%), playground balls (down 24%) and baseball (down 6%).

GROSS PROFIT:

         Gross profit decreased $3.2 million, or 24%, for the first three quarters of 2003 from the gross profit for the first three quarters of 2002. Gross profit as a percentage of sales increased to 40% for the first three quarters of 2003 from 36% for the first three quarters of 2002. The increase in gross margin was primarily due to higher percentage of non-promotional sales and higher gross margins on promotion and retail sales.

OPERATING EXPENSE:

         Total operating expenses decreased $1.4 million, or 12%, for the first three quarters of 2003 as compared to the first three quarters of 2002. The decrease in total operating expenses is primarily due to decreased salary and related expenses, marketing and selling expenses, royalty and commission expenses related to lower revenue offset by increases in legal and investment banking fees related to an attempted acquisition in the beginning of the year and the un-solicited offer to buy the common stock of the Company. Total operating expenses as a percentage of sales increased to 42% for the first three quarters of 2003 from 32% from the first three quarters of 2002.

         Royalty expenses decreased $0.6 million, or 21%, for the first three quarters of 2003 versus the first three quarters of 2002. Royalty expense decreased due to the decrease in revenue. Royalty expense as a percentage of sales increased to 9% for the first three quarters of 2003 versus 7% for the first three quarters of 2002. The increase in royalty expense as a percentage of sales was due to a higher percentage of licensed merchandise sales in the first three quarters of 2003 compared to the first three quarters of 2002 as well as the mix of entertainment license sales carrying higher royalty rates.

         Marketing expenses decreased $0.6 million, or 15%, for the first three quarters of 2003 compared to the first three quarters of 2002. The decrease in marketing expenses is attributable to lower sales and marketing expense and commissions and bonuses from lower revenue offset by higher salary and related expenses. Marketing expenses as a percentage of sales increased to 13% for the first three quarters of 2003 from 11% for the first three quarters of 2002.

         General and administrative expenses decreased $0.2 million, or 5%, for the first three quarters of 2003 compared to the first three quarters of 2002. The decrease is primarily related to salary and salary related items resulting from lower bonus accruals offset by increases in legal and investment banking fees related to an attempted acquisition in the beginning of the year and the unsolicited offer to buy the common stock of the Company. Investment bank and legal fees related to the acquisition and un-solicited offer were $333,000 for the nine months ended September 30, 2003. General and administrative expenses as a percentage of sales increased to 18% for the first three quarters of 2003 from 13% for the first three quarters of 2002.

         With lower than anticipated sales and the unsolicted offer related expenses, the Company anticipates that it will incur a net loss for the fourth quarter and full year ended December 31, 2003.

OTHER INCOME (EXPENSES):

         Interest expense decreased by 73% for the first three quarters of 2003 compared to the first three quarters of 2002. This decrease reflects a decrease in the amount of the Company's debt and capital lease obligations as discussed under "Liquidity and Capital Resources."

         Interest income decreased by 73% for the first three quarters of 2003 from the interest income for the first three quarters of 2002. Excess cash is deposited in an interest-bearing account. The decrease reflects lower interest rates and lower average cash balances in the first three quarters of 2003 versus the first three quarters of 2002.

INCOME TAX EXPENSE (BENEFIT):

         The Company recorded an income tax benefit of $0.1 million for the first three quarters of 2003 calculated at an effective tax rate of 40% compared to an income tax expense of $0.6 million for the first three quarters of 2002 calculated at an effective tax rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES:

         The Company's net working capital decreased to $10.3 million at September 30, 2003 from $10.7 million at December 31, 2002.

         Cash flows used in operations increased $0.5 million for the first three quarters of 2003 from cash used in operations for the first three quarters of 2002. This increase was primarily the result of a reduction of net income and a decrease in accounts payable offset by smaller decreases in accounts receivable and customer deposits. Accounts receivable increased at September 30, 2003 compared to December 31, 2002 due to increased sales for the quarter and higher days sales outstanding. Accounts payable and accrued expenses decreased at September 30, 2003 as compared to December 31, 2002 due to a reduction in accrued commissions and bonuses.

         Days sales outstanding, calculated on gross accounts receivable and trailing twelve months sales, increased 39% at September 30, 2003 compared to December 31, 2002 due to the higher proportion of promotional sales in the first half of 2002 carrying more favorable payment terms than retail customer sales. Inventory turns, calculated on gross inventory and trailing twelve months average cost of sales, decreased 30% at September 30, 2003 compared to December 31, 2002 due to the higher level of promotional sales, which tend not to require the Company to carry inventory, in 2002 thereby increasing the 2002 inventory turn. Excluding promotional sales, inventory turn decreased 5%.

         Cash and equivalents were $3.5 million at September 30, 2003, a decrease of $1.7 million from $5.2 million of cash and equivalents at December 31, 2002. This decrease in cash was primarily due to an increase in accounts receivable, the decrease in accounts payable and accrued expenses, the purchase of fixed assets and repayment of debt in the first three quarters of 2003.

         The Company's credit line with U.S. Bank National Association ("US Bank") expired on May 15, 2002. There were no outstanding borrowings under the US Bank credit line when it expired. The Company obtained a new credit line from Comerica Bank-California ("Comerica") on June 24, 2002. The Comerica credit line is limited to the lesser of $5 million or 80% of eligible accounts receivable, as defined in the loan agreement, and carries interest at the rate of the Comerica prime rate (4.00% as of September 30, 2003) plus 0.5%. The credit line contains a special sublimit of $1.2 million that is reduced by $0.3 million on each anniversary of the loan agreement. On June 26, 2002, the Company borrowed $1.0 million under the special sublimit to refinance the outstanding balance on its $1.5 million term loan with US Bank. The Company's assets collateralize the Comerica credit line. The loan agreement contains financial covenants applicable to the credit line requiring the Company to maintain a minimum current ratio of 2 to 1, a minimum quick ratio of 1.25 to 1, a maximum debt to worth ratio of 1 to 1, net income of more than $100,000 on a rolling twelve month basis and a minimum earnings before interest and taxes to interest expense ratio of 2 to 1. For purposes of calculating the financial covenant ratios, "current liabilities" include amounts outstanding under the credit line except for the special sublimit. The credit line matures on December 24, 2004. On April 16, 2003 the Company retroactively amended the net income covenant from $100,000 on a rolling six month basis to $100,000 on a rolling twelve month basis. On September 29, 2003 the Company amended the Loan and Security Agreement to remove the net income and earnings before interest and taxes to interest expense ratio covenants. The Company is in compliance with the amended covenants as of September 30, 2003. At September 30, 2003, $0.2 million under the special sublimit was the only outstanding borrowing.

         Management believes that the Company's existing cash position, combined with internally generated cash flows, will be adequate to support the Company's liquidity and capital needs through at least September 30, 2004.

         On July 1, 2003, the Company announced a stock buyback plan to purchase up to $500,000 worth of the company's common stock over the next 12 months which represents approximately 170,000 shares or 5% of the current issued and outstanding shares at current market prices. The share purchases may be made from time to time on the open market or in privately negotiated transactions depending on market conditions and other factors all in accordance with the requirements of the Securities and Exchange Commission. The plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. On July 28, 2003, the Company announced the suspension of the stock buyback plan, in light of an unsolicited offer from a third party for the acquisition of the outstanding shares of common stock of the Company at a price in excess of their current market price. In connection with its receipt of the offer, the Company also announced the formation of a special committee comprised solely of independent directors to review the offer. The special committee has hired the investment banking firm of Imperial Capital, LLC to provide financial advisory services to it in
                                  Page 15 of 19
connection with the review process, which is ongoing.

NEW ACCOUNTING STANDARDS:

         On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Variable interest entities include such entities often referred to as structured finance or special purpose entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. FIN 46 will also affect leasing transactions where the lessor is a variable interest entity. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on the Company's financial statements and related disclosures.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this accounting pronouncement did not have a material impact on the Company's financial statements and related disclosures.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk relates to interest rate risk with its variable rate credit line. The Company does not use derivative financial instruments to manage or reduce market risk. As of September 30, 2003, the Company's only variable rate debt outstanding was the $0.2 million outstanding balance on its credit line. A 10% change in future interest rates on the variable rate credit line would not lead to a material decrease in future earnings assuming all other factors remained constant.

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

                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.10(14) Second Modification to Loan and Security Agreement with
                    Comerica Bank- California, dated September 29, 2003

          31.1 Certifications Pursuant To Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

          32.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

     (b) Reports on Form 8-K for the three months ended September 30, 2003 Earnings Release for three months ended June 30, 2003; Filed July 22, 2003

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FOTOBALL USA, INC
                               -----------------------------------
                                            (Registrant)


Dated: November 14, 2003   BY: /s/ Michael Favish
                               ------------------
                               Michael Favish
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)


Dated: November 14, 2003   BY: /s/ Thomas R. Hillebrandt
                               -------------------------
                               Thomas R. Hillebrandt
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)