Form 10-K/A
period 2002-12-31
FOTOBALL USA INC
filed 2003-11-20
CIK 922251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                (Amendment No. 1)

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
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                                33-0614889
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   6740 Cobra Way, San Diego, California 92121
               -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

         This Amendment No. 1 has been filed by Fotoball USA, Inc. (the "Company") for the purpose of amending the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to include an independent auditor's report from KPMG LLP ("KPMG") for the statements of operations, stockholders' equity, and cash flows of the Company for the year ended December 31, 2000 and the financial statement schedule as listed in the index referred to in Item 8 below (the "Statements") and to provide an Exhibit 23.3 Consent of KPMG, independent public accountant.

         The Statements were originally audited by Hollander & Lumer, LLP ("HLC"). The Company has been informed by the Securities and Exchange Commission ("SEC") that since HLC is no longer a practicing independent public accounting firm, HLC is unable to re-sign the independent auditor's report issued on the Statements or issue a consent to incorporate by reference the independent auditor's report issued on the Statements. The SEC has also informed the Company that it needed to have the Statements re-audited to be able to include them in its Annual Report as audited financial statements.

         The Company engaged KPMG to re-audit the Statements and issue an independent auditor's report and issue a consent to incorporate by reference the new independent auditor's report. The engagement of KPMG was approved by the Company's Audit Committee.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the index to Financial Statements and Supplemental Data of Fotoball USA, Inc. contained in the Company's Annual Report on Form 10-K, together with the independent auditors' reports for the statements of operations, stockholders' equity, and cash flows of the Company for the years ended December 31, 2001 and 2002 included therein and to the independent auditor's report for the Statements included herein.

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

                                              Fotoball USA, Inc.
                                             ---------------------
                                                 (Registrant)


Dated: November 20, 2003      By:  /s/ Thomas R. Hillebrandt
                                   -------------------------
                                   Thomas R. Hillebrandt
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





To the Board of Directors and Stockholders
Fotoball USA, Inc.

We have audited the statements of operations, stockholders' equity, and cash flows of Fotoball USA, Inc. (the Company) for the year ended December 31, 2000. In connection with our audit of the aforementioned 2000 financial statements, we also have audited the 2000 financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fotoball USA, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2000 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
---------------------
KPMG LLP
San Diego, California
November 14, 2003

FOTOBALL USA, INC.


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

23.3         Consent of KPMG LLP, independent public accountants.

31.1         Certifications Pursuant To Rule 13a-14, as Adopted Pursuant to
             Section 302 of the Sarbanes-Oxley Act Of 2002

32.1 Certifications Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002